Form 10QSB
period 1996-12-31
REDWOOD BROADCASTING INC
filed 1997-02-19
CIK 1004991

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1996

                                      OR

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from __________ to __________

                         Commission file number 33-80321

                          REDWOOD BROADCASTING, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its Charter)

           Colorado                                          84-1295270
 ----------------------------                            -------------------
 (State or other jurisdiction                              I.R.S. Employer
of incorporation or organization)                       Identification number

7518 Elbow Bend Rd., Bldg. A, Ste. I, P.O. Box 3463, Carefree, AZ   85377
---------------------------------------------------------------------------
(Address of Principal Offices)                                  (Zip Code)

Registrant's telephone number, including area code:   (602) 488-2596

     ____________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X
]   No [    ]

As of February 19, 1997, 943,008 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one)     Yes [   ]
No [ X ]

                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES
                                     INDEX

PART 1.   FINANCIAL INFORMATION:

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets
               December 31, 1996 (unaudited) and March 31, 1996

               Consolidated Statements of Operations
               Nine Months Ended December 31, 1996 and 1995 (unaudited)

               Consolidated Statements of Changes in Stockholders' Equity Nine Months Ended December 31, 1996 (unaudited)
               Eight Months Ended March 31, 1996 and the
               Two Years Ended July 31, 1995

               Consolidated Statements of Cash Flows
               Nine Months Ended December 31, 1996 and 1995 (unaudited)

               Notes to Consolidated Financial Statements

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


PART II.  OTHER INFORMATION:

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART 1.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     The accompanying Consolidated Balance Sheet at December 31, 1996, Consolidated Statements of Operations for the Nine Months Ended December 31, 1996 and 1995, Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended December 31, 1996, and Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1996 and 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES

                                BALANCE SHEETS

                                            December 31,    March 31,
                                                1996          1996
                                             (unaudited)
                                             ------------------------
ASSETS
Current assets:
  Cash                                   $     21,902    $          --
  Accounts Receivable,
     net of allowance for doubtful accounts of
     $17,000 at December 31, 1996 and
     March 31, 1996                            96,279           86,834
  Other current assets                        181,862           73,893
                                         ------------    -------------

     Total current assets                $    300,043    $     160,727

Property and equipment,
  net of accumulated depreciation of
  $143,891 at December 31, 1996 and
  $74,855 at March 31, 1996                 1,311,207          749,560

License,
  net of accumulated amortization of
  $35,417 at December 31, 196 and
  $16,667 at March 31, 1996                   464,583          489,833

Other assets                                  314,196          144,985
                                         ------------    -------------

Total Assets                             $  2,390,029    $   1,545,105
                                         ============    =============

See accompanying notes.


                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES

                                BALANCE SHEETS
                                  (continued)


                                            December 31,    March 31,
                                                1996          1996
                                             (unaudited)
                                             ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Outstanding checks in excess of
     amounts reported by banks           $         --    $      23,188
  Accounts payable and accrued expenses       287,205          273,431
  Notes payable, current portion            1,004,850          728,174
  Common stock subject to
     mandatory redemption                     304,512          304,512
  Accounts payable, related parties           382,820          232,730
  Unearned income, current portion             21,700           23,333
                                         ------------    -------------
     Total current liabilities           $  2,001,087    $   1,585,368

Unearned income, net of current portion            --            9,722
Notes payable, net of current portion         657,193           11,994
                                         ------------    -------------
     Total liabilities                   $  2,658,280    $   1,607,084
                                         ------------    -------------

Commitments and Contingencies                      --               --
Stockholders' Equity:
  Preferred stock - $.04 par value:
     2,500,000 shares authorized,
     none issued and outstanding                   --               --
  Common stock - $.004 par value:
     12,500,000 shares authorized,
     943,008 and 780,508 shares
     issued and outstanding as of
     December 31, 1996 and March 31, 1996
     respectively                               3,452            3,122
  Additional paid-in capital                  661,793          467,123
  Accumulated deficit                        (933,496)        (532,224)
                                         ------------    -------------
Total Stockholders' Equity                   (268,251)         (61,979)
                                         ------------    -------------

Total liabilities and
  stockholders' equity                   $  2,390,027    $   1,545,105
                                         ============    =============

See accompanying notes.


                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF OPERATIONS

                                             Nine Months Ended December 31,
                                                  1996           1995
                                               (unaudited)    (unaudited)
                                          --------------------------------
Total Revenues                            $    293,993   $     566,587
  Less agency commission                        22,955          38,766
                                          ------------   -------------

Net Revenues                              $    271,038   $     527,821

Operating Expenses:
  Station operating expenses,
     excluding depreciation and
     amortization                         $    450,348   $     681,688
  Depreciation and amortization                 69,036              --
  Corporate general and
     administrative expenses                    37,967          69,056
                                          ------------   -------------

Total operating expenses                  $    557,360   $     750,744

Operating loss                                (286,322)       (222,923)

Other expense
  Other expense                           $     32,155              --
  Interest expense                              82,795          17,529
                                          ------------   -------------

Total other expense                       $    114,950   $      17,529

Net loss                                  $   (401,272)  $    (240,452)
                                          ============   =============

Net loss per share                        (0.47)         (0.40)

Weighted average shares outstanding            861,758         600,088
                                          ============   =============

See accompanying notes.


                                          REDWOOD BROADCASTING, INC.
                                         and CONSOLIDATED SUBSIDIARIES
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            AS OF DECEMBER 31, 1996

                                     Common Stock
                               -------------------------
                                                           Paid-In    Accumulated
                             No./Shares        Amount      Capital      Deficit      Total
                             ----------      -----------   -------    -----------   -------
Balance at July 31, 1993            -              -            -           -            -

Common stock issued           300,000          1,200        2,300           -        3,500
Net (loss) for the year ended
July 31, 1994                       -              -            -      (3,112)      (3,112)
                           ----------     ----------   ----------   ---------    ---------
Balance at July 31, 1994      300,000          1,200        2,300      (3,112)         388

Capital contribution                -              -      241,798           -      241,798
Reorganization (Note 1)       300,008          1,200       10,447           -       11,647
Net (loss) for the year ended
July 31, 1995                       -              -            -    (160,453)    (160,453)
                           ----------     ----------   ----------   ---------    ---------
Balance at July 31, 1995      600,008          2,400      254,545    (163,565)      93,380

Common stock issued
in private placement           25,000            100       29,900           -       30,000
Common stock issued
in debt conversion            150,000            600      179,400           -      180,000
Common stock issued
for services                    5,500             22        3,278           -        3,300
Net (loss) for the
eight month period
ended March 31, 1996                -              -            -    (368,659)    (368,659)
                           ----------     ----------   ----------   ---------    ---------
Balance at March 31, 1996     780,508          3,122      467,123    (532,224)     (61,979)

Common stock issued
in private placement           25,000            100       29,900                   30,000
Common stock issued
in exchange for
note receivable                37,500            150       44,850                   45,000
Common stock issued
under subscription agreement   80,000                      96,000                   96,000
Net (loss) for the
nine month period
ended December 31, 1996             -              -            -    (401,272)    (401,272)
                           ----------     ----------   ----------   ---------    ---------
                              943,008          3,452      661,793    (933,496)    (268,251)
                           ==========     ==========   ==========   =========    =========
/TABLE

                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS

                                          Nine Months Ended December 31,
                                                1996           1995
                                             (unaudited)    (unaudited)
                                          -----------------------------
Cash Flows from operating activities:
  Net (loss)                                   (401,272)              --
  Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
     Depreciation                                69,036               --
     Decrease in deferred revenue                11,355               --
     (Increase) decrease in
     accounts receivable                         (9,445)              --
     (Increase) decrease in
     other current assets                      (107,869)              --
     Increase (decrease) in
     accounts payable and accrued expenses       13,744               --
     Increase (decrease) in
     other current liabilities                  150,090               --
                                            -------------   -------------
Net cash provided (used)
  by operating activities                      (274,461)              --

Cash flows from investing activities:
  (Acquisition) disposition of
  property and equipment                       (797,324)              --
                                            -------------   -------------
Net cash provided (used) by
  investing activities                         (797,324)              --

Cash flows from financing activities:
  Proceeds from (repayment) of
  notes payable                                 921,875               --
  Proceeds from common stock issuance           195,000               --
                                            -------------   -------------
Net cash provided (used) by
financing activities                          1,116,875               --
                                            -------------   -------------
Increase (decrease) in cash                      45,090          (17,910)

Cash, beginning of period                       (23,188)          10,895
                                            -------------   -------------
Cash, end of period                              91,902           (7,015)
                                            =============   =============

See accompanying notes.


                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

     The consolidated balance sheet as of December 31, 1996, the consolidated statements of operations for the nine months ended December 31, 1996 and 1995, the consolidated statements of changes in stockholders' equity for the nine months ended December 31, 1996, the eight months ended March 31, 1996 and the two years ended July 31, 1995, and the consolidated statement of cash flows for the nine months ended December 31, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in equity and cash flows at December 31, 1996, and for all periods presented, have been made.

     Financial statements prepared in accordance with generally accepted accounting principles require management's estimates and assumptions. Significant assumptions in the accompanying financial statements relate to the Company's ability to continue as a going concern as described in Note 9, and estimated useful lives of property and equipment as disclosed in Note 5. The ultimate resolution of the reasonableness of the related assumptions cannot presently be determined. Actual results could differ from the Company's estimates.

     All intercompany accounts and transactions have been eliminated in the consolidated financial statements. All references to "the Company" refer to RBI and consolidated subsidiaries.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  GENERAL DEVELOPMENT OF THE BUSINESS
          -----------------------------------

          Redwood Broadcasting, Inc. (RBI) was organized under the laws of the State of Colorado. Pursuant to a spin-off agreement, certain assets of its parent company were contributed to RBI in exchange for 300,008 shares of RBI, $.004 par value common stock. Pursuant to the terms of the agreement, the 300,008 shares were issued in escrow with the provision that upon the effective date of a registration statement the shares would be distributed to the shareholders of record as of December 16, 1994 of RBI's parent.

          By agreement dated June 16, 1995, RBI issued 300,000 shares of its common stock for one hundred percent of the issued and outstanding common stock of Redwood Broadcasting, Inc. (RBI). The shareholders of RBI and affiliates acquired 97,000 shares of the outstanding shares of RBI from RBI shareholders and as disclosed in Note 3 entered into a put arrangement on the remaining 203,008 shares of RBI outstanding. Subsequent to the RBI business combination, and effective September 30, 1995 RBI agreed to issue 150,000 shares of RBI common stock to Redwood MicroCap Fund, Inc. (MicroCap) in lieu of cash or money payment of an obligation to MicroCap totalling $180,000. MicroCap was the former controlling shareholder of RBI. This business combination with RBI was accounted for as a reverse acquisition since the controlling shareholder of RBI controlled RBI after the business combination. The results of operations of RBI prior to June 16, 1995 have been excluded from the consolidated results of operations since the transaction was recorded as a reverse acquisition.

          Prior to RBI's business combination with RBI, RBI acquired a ninety percent (90%) ownership interest in Solo Yolo Broadcasting (Solo Yolo), a California general partnership, from MicroCap. Solo Yolo's only business activity was filing an application for an FM construction permit for Esparto, California. Solo Yolo was one of only two applicants to file for the same permit. Solo Yolo was paid $18,000 in cash in exchange for withdrawing its application.

          Also prior to the business combination, RBI formed a wholly-owned subsidiary, Alta California Broadcasting, Inc. (Alta), to pursue radio acquisition opportunities in northern California.

          In June, 1994, Alta entered into as asset purchase agreement to acquire radio stations KHSL-AM/FM located in Chico, California for $1,150,000.

          The $1,150,000 purchase price was allocated as follows:

                         Land                     $  600,000
                         License                     350,000
                         Station Assets              200,000
                                                  ----------

                                                  $1,150,000
                                                  ==========

          The allocation was based on management's estimate of the current values of the assets. The land was appraised as of November, 1995 at $600,000. However, the appraisal failed to take into account a long term ground lease for use of space by a third party on the radio tower located on the property. This lease diminished the value of the property. In addition, the land was sold in April, 1995 for $450,000. Management determined that the sale price of the land at that time represented a more accurate value of the land. In light of these facts, the allocation of the purchase price was retroactively changed to reclassify the difference between the sale price of the land and the original cost allocation to land to the value of the license in the amount of $150,000.

          On February 15, 1995, Alta commenced operating KHSL-AM/FM under a Local Management Agreement (LMA). On June 19, 1995 Alta completed the acquisition of KHSL-AM/FM resulting in the termination of the LMA. The acquisition of KHSL-AM/FM by Alta was accounted for as a purchase effective June 19, 1995. The results of operations of KHSL-AM/FM have been included in the consolidated financial statements of RBI since February 15, 1995, the effective date of the LMA which transferred control to Alta.

          In March, 1995 Alta entered into a LMA with an option to purchase radio station KCFM FM (KCFM) licensed to Shingletown, California and advanced funds under a purchase option agreement to the license holder of KCFM to build the station. In August 1995, KCFM began commercial broadcasting. In September, 1995 KCFM changed its call letters to KHZL FM (KHZL). As of June 30, 1996 Alta had advanced $50,000 to the license holder which were to be fully credited against the purchase price. On July 31, 1996 Alta completed the acquisition of KHZL by paying $15,000 in cash (in addition to monies previously advanced) and issuing a note payable for $155,000. On September 27, 1996, Alta changed KHZL call letters to KRDG-FM ("KRDG").

          In December, 1995, Alta executed a Letter of Intent regarding the acquisition by Alta's wholly-owned subsidiary, Northern California Broadcasting, Inc., of radio station KNNN licensed to Central Valley, California, for a total purchase price of $825,000. $325,000 of the Purchase Price was paid in certified funds at closing, and the balance, $500,000, in the form of a promissory note. The acquisition of KNNN was consummated in September, 1996.

     (b)  BAD DEBTS
          ---------

          An allowance for doubtful accounts receivable has been provided based on the Company's past collection history.

     (c)  PROPERTY AND EQUIPMENT
          ----------------------

          Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over estimated useful lives ranging from three to twenty years.

     (d)  CONCENTRATION OF CREDIT RISK
          ----------------------------

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to various businesses principally in California.

     (e)  ADVERTISING COSTS
          -----------------

          Advertising costs are expensed as incurred.

     (f)  GEOGRAPHIC AREA OF OPERATIONS AND INTEREST RATES
          ------------------------------------------------

          The Company's radio stations broadcast principally in northern California. The potential for severe financial impact can result from negative effects of economic conditions within a market or geographic area. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

     (g)  REVENUE RECOGNITION
          -------------------

          Revenues are recognized when advertisements are aired.

     (h)  LOSS PER SHARE
          --------------

          Loss per share is based on the weighted average number of common shares and common equivalent shares (where inclusion of such equivalent shares would not be anti-dilutive) outstanding during the year.

     (i)  INTANGIBLE ASSETS
          -----------------

          Intangible assets, including licenses and goodwill, are being amortized over their estimated useful lives. No amortization period exceeds 40 years. The Company periodically evaluates the value of its intangible assets and if the cost of such assets are in excess of associated expected operating cash flows, the related assets are written down to fair value.

(3)  NOTES PAYABLE
     -------------

     Notes payable as of December 31, 1996 is comprised of the following:

     Note payable to seller of KNNN-FM radio
     (corporation), interest payable @ 8.5% per
     annum.  The note is due September, 2006.
     The note is collateralized by the assets
     of the station                                      490,199

     Note payable to seller of KRDG-FM radio
     (individual), interest accrues @ 8.25%
     per annum.  The note plus accrued interest
     is due in July, 2001.  The note is collater-
     alized by the assets of the station                  155,00

     Note payable to a related party (corporation),
     interest accrues @ 14% per annum.  The note
     plus accrued interest is due in March, 1997         100,000

     Other notes payable, various interest rates
     ranging from 10%-18%.  The notes are due at
     different times through September, 1997.
     Certain notes are guaranteed by MicroCap.           916,844
                                                    ------------
     Total                                             1,662,043

     Current portion                                   1,004,850

     Long term portion                                   651,183


(4)  PROPOSED SECURITIES OFFERING
     ----------------------------

     RBI is proposing to offer securities to the public through a Registration Statement Form SB-2, pursuant to the Securities Act of 1933. The proposal includes four offerings as follows:

          (a) The first proposed offering relates to the distribution of up to 300,008 shares of common stock to shareholders of RBI's former parent of record as of December 16, 1994. RBI will not receive any proceeds from the distribution of the shares.

          (b) The second proposed offering relates to the distribution by RBI of up to 203,008 common stock put options (puts) pursuant to the terms of the RBI business combination agreement. The puts will require RBI to purchase and redeem any and all shares tendered at a price of $1.50 per share. The puts will be exercisable for a period of ninety days following the effective date of the Registration Statement. RBI will not receive any proceeds from the distribution of the puts. Since RBI agreed to redeem up to 203,008 of the shares outstanding at $1.50 per share as part of the RBI business combination agreement, RBI has shown this commitment as a liability in the financial statements under the caption, securities subject to mandatory redemption.

          (c) The third proposed offering relates to the offer and sale of 305,058 shares of common stock by certain shareholders of RBI. RBI will not receive any proceeds from the sale of the common stock by the selling shareholders.

          (d) The final proposed offering relates to selling up to 400,000 shares of RBI common stock at $2.00 per share.

          RBI will bear the cost of the proposed offering. If the offering is successful, the offering costs will be offset against the proceeds of the offering. If the offering is not successful, the costs will be charged to operations as a period expense. As of December 31, 1996, RBI had incurred $77,000 in offering costs. These costs are included in Other Assets.

(5)  PROPERTY AND EQUIPMENT
     ----------------------

     The Company's property and equipment as of September 30, 1996 is summarized as follows:

                    Land                          $           --
                    Building and improvements             24,671
                    Furniture and equipment               11,158
                    Radio broadcasting equipment       1,374,024
                    Computer equipment                    45,245
                                                 ---------------
                                                       1,455,098

                    Accumulated depreciation             143,891
                                                 ---------------
                         Total                         1,311,207
                                                 ===============
<Table/>

(6)  INDEMNIFICATION
     ---------------

     In accordance with the Colorado Business Corporation Act, RBI has included a provision in its Articles of Incorporation to limit the personal liability of its officers and directors to the maximum extent provided under Colorado law.

(7)  PREFERRED STOCK
     ---------------

     The Company has 2,500,000 shares of $.04 par value preferred stock authorized. Preferences may be determined by the Company's Board of Directors. As of December 31, 1996 there were no preferred shares issued.

(8)  UNEARNED INCOME
     ---------------

     In early 1993, RBI entered into a joint venture to acquire KNBA licensed to Vallejo, California, and in October, 1993 completed the acquisition of the station. Effective November 1994, RBI sold its 50% interest in the joint venture. In addition to receiving $180,000 in cash for this 50% interest, RBI received $70,000 cash for a three-year covenant not to compete. This covenant is being amortized into income on a straight-line basis over a three-year term.

(9)  BASIS OF PRESENTATION
     ---------------------

     The accompanying financial statements have been prepared in conformity with generally-accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net working capital deficiency.

     Since September 30, 1996, the Company has taken several steps in an effort to improve its working capital. The sale of KHSL will, subject to FCC approval, generate approximately $1,200,000 in cash at closing, which is expected to occur during the last quarter of fiscal 1997. The Company plans to use the proceeds of the sale to significantly reduce its outstanding notes payable.

     In addition, in April 1996, the Company sold the Chico Property for a purchase price of $450,000. In August 1996, the Company completed a private placement of Common Stock in which it sold 37,750 shares of Common Stock to four investors for an aggregate purchase price of $45,300, or $1.20 per share. In addition, in December 1996, the Company completed a private placement to one affiliated investor consisting of 100,000 shares of Common Stock at $1.20 per share. Finally, the Company is registering for sale an aggregate of 400,000 shares of Common Stock which it intends to offer to the public at a price of $2.00 per share upon the effective date of a Registration Statement. While the proposed public offering will be offered and sold through the Company's officers and directors without a firm commitment from an underwriter, the Company is optimistic that the public offering can be consummated and that the net proceeds, estimated to be $670,000, will be made available during the fourth quarter of fiscal 1997 for working capital.

     Finally, the Company's principal shareholder, Redwood Microcap, has agreed to provide working capital to complete the radio station construction in Payson, Arizona and to cover the first three months of operating expenses for that new station.

     Management believes that the foregoing measures will provide sufficient liquidity and capital resources for the Company to continue its current operations and complete pending development opportunities, all of which have been calculated to improve the Company's results of operations over the next 12 months.

(10) DELINQUENT PAYROLL TAXES
     ------------------------

     As of December 31, 1996 the Company had payroll taxes payable of $83,221 which were delinquent. Management anticipates utilizing the proceeds from certain asset sale transactions to retire this obligation. The Company is currently remitting payroll tax withholdings on a timely basis.

(11) J. ANDREW MOORER STOCK PURCHASE
     -------------------------------

     In August, 1996, the Company issued a total of 37,500 shares of Common
Stock to J. Andrew Moorer, the Company's Chief Financial Officer, Secretary and Treasurer, and who is also a member of the Company's Board of Directors, at a price of $1.20 per share in exchange for a $45,000 promissory note, which note bears interest at the rate of 7%, is secured by Mr. Moorer's principal residence, which is due and payable in full on or before August 1, 2001.

(11) POWER CURVE, INC. STOCK PURCHASE
     --------------------------------

     In December, 1996, the Company sold and issued 100,000 shares of Common
Stock to Power Curve, Inc., a controlled corporation of John C. Power, the
Company's President and Director. Mr. Power is also a Director and President of Microcap, the Company's principal shareholder. The shares were sold to Power Curve, Inc. at a price of $1.20 per share.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996 COMPARED TO MARCH 31, 1996

     At December 31, 1996, the Company had total current assets of $300,043, consisting primarily of accounts receivable of $96,279, net of an allowance for doubtful accounts of $17,000, and other current assets of $181,862. Other current assets is comprised of deposits, prepaids and a $96,000 stock subscription receivable. Total current liabilities as of December 31, 1996 were $2,001,117, resulting in a working capital deficit of $1,701,074. This compares with a working capital deficit of $1,424,641 at March 31, 1996, based on total current assets of $160,727 and total current liabilities of $1,585,368. The increase in Company's working capital deficit of 276,433 is primarily attributable to increases in short term borrowings associated with the acquisition of KRDB-FM and KNNN-FM in July and August, 1996, respectively.

     As of December 31, 1996, the Company reported total assets of $2,390,029, including property and equipment of 1,311,207, net of accumulated depreciation of $143,891. This compares with total assets at March 31, 1996 of $1,545,105, including property and equipment of $749,560, net of accumulated depreciation of 74,855. The increase in property and equipment f $567,647 is primarily the result of the acquisition of KNNN ($825,000 purchase price) and KRDG ($220,000 purchase price) offset by the sale of the Chico property valued at $450,000.

     As of December 31, 1996, the Company reported total liabilities of $2,658,280, including, in addition to the current liabilities referred to above, the long term portion of notes payable int he amount of $657,193. Long term notes payable as of December 31, 1996 is made u of acquisition debt associated with KNNN and KRDG in the amount of $490,199 and $155,000, respectively. This compares with total liabilities of $1,607,084 as of March 31, 1996, an represents an increase of $806,317.

     As of December 31, 1996, the Company reported an accumulated deficit of $933,496. This compares with an accumulated deficit at March 31, 1996, of $532,224. The Company's accumulated deficit at December 31, 1996, when combined with common stock and additional paid-in capital of $665,245, resulted in a stockholders' deficit of $268,251. This compares with a stockholders' deficit as of Match 31, 1996, of $61,979. During the nine month period ended December 31, 1996, the Company completed two private placements of its common stock and issued stock in exchange for a note receivable. The three transactions generated $195,000 in additional equity for the Company.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH NINE
MONTHS ENDED DECEMBER 31, 1995

     Sales for the nine months ended December 31, 1996, were $293,993 compared to sales of $566,587 for the same period in fiscal 1995. Sales in 1996 do not include revenues generated by KHSL-FM and/or KNSN-AM. Rather, sales for this six-month period are comprised primarily of LMA fee income (associated with KHSL-FM and KNSN-AM) of $27,000, deferred revenue of $11,667 associated with the amortization of a covenant not to compete, and radio advertising revenues of stations KRDG-FM (months of July-December, 1996) in the amount of $51,000 and KNNN-FM (months of August-December, 1996) in the amount of $200,000.
Sales in 1995 were comprised entirely of advertising revenues associated with the operation of KHSL-FM.

     Station operating expenses for the six months ended December 31, 1996 of $450,348 represent a reduction of $331,340 over the same nine month period in fiscal 1995. The 1996 expenses reflect the inclusion of $263,337 in costs associated with operating KNNN-FM for the period August 1, 1996 through December 31, 1996. The 1996 expenses also reflect certain operating costs for KHSL-FM and KNSN-AM the Company was not able to transfer to the prospective buyer of the stations under the LMA. Specifically, employee costs for a general manager and an engineer must be maintained by the Company during the LMA in accordance with FCC regulations. In 1995, station operating expenses consisted of all expenses associated with operating both KHSL-FM and KNSN-AM for the nine month period ended December 31, 1995.

     Depreciation and amortization expenses for the six months ended
December 31, 1996 amounted to $69,036 and represents a 100% increase over the nine months ended December 31, 1995. General and Administrative expenses for the nine months ended December 31, 1996 amounted to $37,976, a decrease of $31,080 over the nine months ended December 31, 1995. General and administrative expenses are comprised primarily of travel and related costs.

     Other expenses of $114,950 incurred during the nine month period ended
December 31, 1996 increased $97,421 over the same period in 1995. The primary reason for the increase is related to an $80,000 charitable contribution made by the Company to the buyer of the Chico property. The buyer, a local hospital, required the Company to make the donation to the hospital as part of the closing.

     For the nine months ended December 31, 1996, the Company reported a net loss of $401,272 compared to a net loss of $240,452 for the same nine month period a year ago. Adjusting for the one-time $80,000 charitable contribution made by the Company in conjunction with the sale of the Chico property in April, 1996, the Company sustained a net loss of $321,272 for the current period, $80,820 greater than the loss sustained a year ago. The Company attributes the increase in loss over the prvious year to excess overhead associated wit hthe operation of KHSL-FM and KNSN-AM and only having had the benefit of revenues associated with KNNN-FM for five months (August-December, 1996) during the nine month period ended December 31, 1996.



PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     None

Item 2.   Changes in Securities

     None

Item 3.   Default Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three
(3) months ended December 31, 1996.

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     None


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REDWOOD BROADCASTING, INC.



Date:  2/19/97                By:    /s/ John C. Power
     -------------------           ------------------------------------
                                   John C. Power, President
