Form 10QSB/A
period 1996-12-31
REDWOOD BROADCASTING INC
filed 1997-02-27
CIK 1004991

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            FORM 10-QSB   /A-1
(Mark One)

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

               Consolidated Statements of Operations
                  Three Months and     Nine Months Ended December 31, 1996 and
               1995 (unaudited)

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART 1.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     The accompanying Consolidated Balance Sheet at December 31, 1996,
Consolidated Statements of Operations for the    Three Months and     Nine
Months Ended December 31, 1996 and 1995, Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended December 31, 1996, and Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1996 and 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented.

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


                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF OPERATIONS

                                             Three Months Ended December 31,
                                                  1996           1995
                                               (unaudited)    (unaudited)
                                          --------------------------------
Total Revenues                            $    154,601   $     191,305
  Less agency commission                        14,410           5,043
                                          ------------   -------------

Net Revenues                              $    140,191   $     186,262

Operating Expenses:
  Station operating expenses,
     excluding depreciation and
     amortization                         $    221,249   $     244,529
  Depreciation and amortization                 21,589              --
  Corporate general and
     administrative expenses                    15,172          34,375
                                          ------------   -------------

Total operating expenses                  $    258,010   $     278,904

Operating (loss)                              (117,819)        (92,642)

Other expense
  Other expense                           $    (13,277)             --
  Interest expense                              70,720             172
                                          ------------   -------------

Total other expense                       $     57,443   $         172

Net (loss)                                $   (175,262)  $     (92,814)
                                          ============   =============

Net (loss) per share                             (0.20)          (0.15)

Weighted average shares outstanding            861,758         600,088
                                          ============   =============

See accompanying notes.


                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF OPERATIONS

                                             Nine Months Ended December 31,
                                                  1996           1995
                                               (unaudited)    (unaudited)
                                          --------------------------------
Total Revenues                            $    293,993   $     566,587
  Less agency commission                        22,955          38,766
                                          ------------   -------------

Net Revenues                              $    271,038   $     527,821

Operating Expenses:
  Station operating expenses,
     excluding depreciation and
     amortization                         $    450,348   $     681,688
  Depreciation and amortization                 69,036              --
  Corporate general and
     administrative expenses                    37,967          69,056
                                          ------------   -------------

Total operating expenses                  $    557,360   $     750,744

Operating    (loss)                           (286,322)       (222,923)

Other expense
  Other expense                           $     32,155              --
  Interest expense                              82,795          17,529
                                          ------------   -------------

Total other expense                       $    114,950   $      17,529

Net    (loss)                             $   (401,272)  $    (240,452)
                                          ============   =============

Net    (loss)     per share               (0.47)         (0.40)

Weighted average shares outstanding            861,758         600,088
                                          ============   =============

See accompanying notes.


                                      REDWOOD BROADCASTING, INC.
                                     and CONSOLIDATED SUBSIDIARIES
                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        AS OF DECEMBER 31, 1996

                                     Common Stock
                               -------------------------
                                                           Paid-In    Accumulated
                             No./Shares        Amount      Capital      Deficit      Total
                             ----------      -----------   -------    -----------   -------
Balance at July 31, 1993            -              -            -           -            -

Common stock issued           300,000          1,200        2,300           -        3,500
Net (loss) for the year ended
July 31, 1994                       -              -            -      (3,112)      (3,112)
                           ----------     ----------   ----------   ---------    ---------
Balance at July 31, 1994      300,000          1,200        2,300      (3,112)         388

Capital contribution                -              -      241,798           -      241,798
Reorganization (Note 1)       300,008          1,200       10,447           -       11,647
Net (loss) for the year ended
July 31, 1995                       -              -            -    (160,453)    (160,453)
                           ----------     ----------   ----------   ---------    ---------
Balance at July 31, 1995      600,008          2,400      254,545    (163,565)      93,380

Common stock issued
in private placement           25,000            100       29,900           -       30,000
Common stock issued
in debt conversion            150,000            600      179,400           -      180,000
Common stock issued
for services                    5,500             22        3,278           -        3,300
Net (loss) for the
eight month period
ended March 31, 1996                -              -            -    (368,659)    (368,659)
                           ----------     ----------   ----------   ---------    ---------
Balance at March 31, 1996     780,508          3,122      467,123    (532,224)     (61,979)

Common stock issued
in private placement           25,000            100       29,900                   30,000
Common stock issued
in exchange for
note receivable                37,500            150       44,850                   45,000

Common stock issued in
Private Placement              20,000             80       23,920                   24,000

Common stock issued
under subscription agreement   80,000                      96,000                   96,000
Net (loss) for the
nine month period
ended December 31, 1996             -              -            -    (401,272)    (401,272)
                           ----------     ----------   ----------   ---------    ---------
                              943,008          3,452      661,793    (933,496)    (268,251)
                           ==========     ==========   ==========   =========    =========
/TABLE

                         REDWOOD BROADCASTING, INC.
                        and CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS

                                          Nine Months Ended December 31,
                                                1996           1995
                                             (unaudited)    (unaudited)
                                           -----------------------------
Cash Flows from operating activities:
  Net (loss)                                   (401,272)              --
  Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
     Depreciation                                69,036               --
     Decrease in deferred revenue                11,355               --
     (Increase) decrease in
     accounts receivable                         (9,445)              --
     (Increase) decrease in
     other current assets                      (107,969)              --
     Increase (decrease) in
     accounts payable and accrued expenses       13,744               --
     Increase (decrease) in
     other current liabilities                  150,090               --
                                             -------------  -------------
Net cash provided (used)
  by operating activities                      (274,461)              --

Cash flows from investing activities:
  (Acquisition) disposition of
  property and equipment                       (797,324)              --
                                             -------------  -------------
Net cash provided (used) by
  investing activities                         (797,324)              --

Cash flows from financing activities:
  Proceeds from (repayment) of
  notes payable                                 921,875               --
  Proceeds from common stock issuance           195,000               --
                                             -------------  -------------
Net cash provided (used) by
financing activities                          1,116,875               --
                                             -------------  -------------
Increase (decrease) in cash                      45,090          (17,910)

Cash, beginning of period                       (23,188)          10,895
                                             -------------  -------------
Cash, end of period                   21,902                      (7,015)
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

(3)  NOTES PAYABLE
     -------------

     Notes payable as of December 31, 1996 is comprised of the following:

     Note payable to seller of KNNN-FM radio
     (corporation), interest payable @ 8.5% per
     annum.  The note is due September, 2006.
     The note is collateralized by the assets
     of the station                                 $    490,199

     Note payable to seller of KRDG-FM radio
     (individual), interest accrues @ 8.25%
     per annum.  The note plus accrued interest
     is due in July, 2001.  The note is collater-
     alized by the assets of the station     $    155,00   0

     Note payable to a related party (corporation),
     interest accrues @ 14% per annum.  The note
     plus accrued interest is due in March, 1997    $    100,000

     Other notes payable, various interest rates
     ranging from 10%-18%.  The notes are due at
     different times through September, 1997.
     Certain notes are guaranteed by MicroCap.      $    916,844
                                                    ------------
     Total                                        $    1,662,043

     Current portion                              $    1,004,850

     Long term portion                              $    651,183


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

(5)  PROPERTY AND EQUIPMENT
     ----------------------

     The Company's property and equipment as of September 30, 1996 is summarized as follows:

                    Land                          $           --
                    Building and improvements             24,671
                    Furniture and equipment               11,158
                    Radio broadcasting equipment       1,374,024
                    Computer equipment                    45,245
                                                 ---------------
                                                       1,455,098

                    Accumulated depreciation             143,891
                                                 ---------------
                         Total                    $    1,311,207
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




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996 COMPARED TO MARCH 31,
1996

     At December 31, 1996, the Company had total current assets of
$300,043, consisting primarily of accounts receivable of $96,279, net of an allowance for doubtful accounts of $17,000, and other current assets of
$181,862.  Other current assets is comprised of deposits, prepaids and a
$96,000 stock subscription receivable.  Total current liabilities as of
December 31, 1996 were $2,001,117, resulting in a working capital deficit of $1,701,074.  This compares with a working capital deficit of $1,424,641 at March 31, 1996, based on total current assets of $160,727 and total current liabilities of $1,585,368.  The increase in Company's working
capital deficit of    $    276,433 is primarily attributable to increases
in short term borrowings associated with the acquisition of KRDB-FM and
KNNN-FM in July and August, 1996, respectively.

     As of December 31, 1996, the Company reported total assets of
$2,390,029, including property and equipment of    $    1,311,207, net of
accumulated depreciation of $143,891.  This compares with total assets at
March 31, 1996 of $1,545,105, including property and equipment of $749,560,
net of accumulated depreciation of    $    74,855.  The increase in
property and equipment f $567,647 is primarily the result of the acquisition of KNNN ($825,000 purchase price) and KRDG ($220,000 purchase price) offset by the sale of the Chico property valued at $450,000.

     As of December 31, 1996, the Company reported total liabilities of
$2,658,280, including, in addition to the current liabilities referred to
above, the long term portion of notes payable in        t       he amount
of $657,193.  Long term notes payable as of December 31, 1996 is made
u   p     of acquisition debt associated with KNNN and KRDG in the amount of $490,199 and $155,000, respectively.  This compares with total liabilities of $1,607,084 as of March 31, 1996, an represents an increase of $806,317.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 1995

     Sales for the three months ended December 31, 1996, were $154,601 compared to sales of $191,305 for the same period in fiscal 1995. Sales for the current quarter do not include revenues generated by KHSL-FM and/or
KNSN-AM. Rather, sales for the three months ended December 31, 1996 were comprised of radio advertising revenues of station KRDG-FM in the amount o
$35,821 and KNNN-FM in the amount of $117,383. Sales in the 1995 quarter were comprised entirely of advertising revenues associated with the operation of KHSL-FM.

     Station operating expenses for the three months ended December 31, 1996 of $221,249 were slightly below station operating expenses of $244,529 incurred during the three months ended December 31, 1995. The 1996 expenses for the quarter reflect the inclusion of operating costs associated with KNNN-FM (which were not incurred in the comparable quarter a year ago), KRDG-FM and certain operating costs for KHSL-FM and KNSN-AM which must be maintained by the Company, as license holder, by the FCC even though these two stations were under an LMA contract pending sale to a third party. During an LMA period, the Company is responsible for certain employee costs and station maintenance costs without receiving the benefit of any revenues generated by the stations. Without these costs, the decrease in station operating costs quarter to quarter would have been greater.

     Depreciation and amortization expenses for the three months ended
December 31, 1996 amounted to $21,589 and represents a 100% increase over the three months ended December 31, 1995. General and Administrative expenses for the three months ended December 31, 1996 amounted to $15,172, a decrease of $19,203 over the three months ended December 31, 1995.
General and administrative expenses are comprised primarily of travel and related costs.

     Other expenses of $57,443 incurred during the quarter ended
December 31, 1996 increased $57,271 over the same period a year ago. The increase is attributable to interest costs on acquisition debt associated with the purchase of KRDG-FM and KNNN-FM acquired in July and August 1996, respectively.

     For the three months ended December 31, 1996, the Company reported a net loss of $175,262 compared to a net loss of $92,814 for the same period a year ago. The Company attributes the current quarter increase in loss to maintaining high overhead to support a large station group without the benefit of increased revenues generated by the larger station group. The
Company expects this trend to turn around in future quarters as revenues of all stations increase.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
NINE MONTHS ENDED DECEMBER 31, 1995

     Sales for the nine months ended December 31, 1996, were $293,993 compared to sales of $566,587 for the same period in fiscal 1995.  Sales in
1996 do not include revenues generated by KHSL-FM and/or KNSN-AM.  Rather,
sales for this    nine             month period are comprised primarily of
LMA fee income (associated with KHSL-FM and KNSN-AM) of $27,000, deferred revenue of $11,667 associated with the amortization of a covenant not to compete, and radio advertising revenues of stations KRDG-FM (months of
July-December, 1996) in the amount of $51,000 and KNNN-FM (months of
August-December, 1996) in the amount of $200,000.  Sales in 1995 were comprised entirely of advertising revenues associated with the operation of
KHSL-FM.

     Station operating expenses for the    nine            months ended
December 31, 1996 of $450,348 represent a reduction of    $231,340
            over the same nine month period in fiscal 1995.  The 1996
expenses reflect the inclusion of $263,337 in costs associated with operating KNNN-FM for the period August 1, 1996 through December 31, 1996.
The 1996 expenses also reflect certain operating costs for KHSL-FM and
KNSN-AM the Company was not able to transfer to the prospective buyer of the stations under the LMA.  Specifically, employee costs for a general manager and an engineer must be maintained by the Company during the LMA in accordance with FCC regulations.  In 1995, station operating expenses consisted of all expenses associated with operating both KHSL-FM and KNSN-
AM for the nine month period ended December 31, 1995.

     Depreciation and amortization expenses for the    nine
           months ended December 31, 1996 amounted to $69,036 and
represents a 100% increase over the nine months ended December 31, 1995.
General and Administrative expenses for the nine months ended December 31,
1996 amounted to $37,976, a decrease of $31,080 over the nine months ended
December 31, 1995.  General and administrative expenses are comprised primarily of travel and related costs.

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

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     None


                                 SIGNATURES

        In accordance with the Securities and Exchange Act of
1934,           the Registrant has duly caused this        Report to be
signed on its behalf by the undersigned, thereunto duly authorized.

                              REDWOOD BROADCASTING, INC.



Date:  2/27/97                By:    /s/ John C. Power
     -------------------           ------------------------------------
                                   John C. Power, President
