Form 10QSB/A
period 1996-12-31
REDWOOD BROADCASTING INC
filed 1997-03-14
CIK 1004991

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A-2

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


                          REDWOOD BROADCASTING, INC.
                         and CONSOLIDATED SUBSIDIARIES

                           STATEMENTS OF OPERATIONS

                                             Nine Months Ended December 31,
                                                  1996           1995
                                               (unaudited)    (unaudited)
                                          --------------------------------
Total Revenues                            $    293,993   $     566,587
  Less agency commission                        22,955          38,766
                                          ------------   -------------

Net Revenues                              $    271,038   $     527,821

Operating Expenses:
  Station operating expenses,
     excluding depreciation and
     amortization                         $    450,348   $     681,688
  Depreciation and amortization                 69,036              --
  Corporate general and
     administrative expenses                    37,976          69,056
                                          ------------   -------------

Total operating expenses                  $    557,360   $     750,744

Operating (loss)                              (286,322)       (222,923)

Other expense
  Other expense                           $     32,155              --
  Interest expense                              82,795          17,529
                                          ------------   -------------

Total other expense                       $    114,950   $      17,529

Net (loss)                                $   (401,272)  $    (240,452)
                                          ============   =============

Net (loss) per share                      (0.47)         (0.40)

Weighted average shares outstanding            861,758         600,088
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
                           ==========     ==========   ==========   =========    =========
/TABLE

                         REDWOOD BROADCASTING, INC.
                        and CONSOLIDATED SUBSIDIARIES
                          STATEMENTS OF CASH FLOWS

                                          Nine Months Ended December 31,
                                                1996           1995
                                             (unaudited)    (unaudited)
                                           -----------------------------
Cash Flows from operating activities:
  Net (loss)                                   (401,272)        (240,452)
  Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
     Depreciation                                69,036               --
     Decrease in deferred revenue                11,355               --
     (Increase) decrease in
     accounts receivable                         (9,445)         (82,867)
     (Increase) decrease in
     other current assets                      (107,969)         (37,961)
     Increase (decrease) in
     accounts payable and accrued expenses       13,744           72,100
     Increase (decrease) in
     other current liabilities                  150,090           24,383
                                             -------------  -------------
Net cash provided (used)
  by operating activities                      (274,461)        (264,797)

Cash flows from investing activities:
  (Acquisition) disposition of
  property and equipment                       (797,324)      (1,275,375)
                                             -------------  -------------
Net cash provided (used) by
  investing activities                         (797,324)      (1,275,375)

Cash flows from financing activities:
  Proceeds from (repayment) of
  notes payable                                 921,875        1,512,311
  Proceeds from common stock issuance           195,000           11,647
                                             -------------  -------------
Net cash provided (used) by
financing activities                          1,116,875        1,523,958
                                             -------------  -------------
Increase (decrease) in cash                      45,090          (16,214)

Cash, beginning of period                       (23,188)          10,895
                                             -------------  -------------
Cash, end of period                              21,902           (5,319)
                                             =============  =============

See accompanying notes.


                         REDWOOD BROADCASTING, INC.
                        and CONSOLIDATED SUBSIDIARIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

     The consolidated balance sheet as of December 31, 1996, the consolidated statements of operations for the three months and nine months ended December 31, 1996 and 1995, the consolidated statements of changes in stockholders' equity for the nine months ended December 31, 1996, the eight months ended March 31, 1996 and the two years ended July 31, 1995, and the consolidated statements of cash flows for the nine months ended
December 31, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in equity and cash flows at December 31, 1996, and for all periods presented, have been made.

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

(3)  NOTES PAYABLE
     -------------

     Notes payable as of December 31, 1996 is comprised of the following:

     Note payable to seller of KNNN-FM radio
     (corporation), interest payable @ 8.5% per
     annum.  The note is due September, 2006.
     The note is collateralized by the assets
     of the station                                   $  490,199

     Note payable to seller of KRDG-FM radio
     (individual), interest accrues @ 8.25%
     per annum.  The note plus accrued interest
     is due in July, 2001.  The note is collater-
     alized by the assets of the station                 155,000

     Note payable to a related party (corporation),
     interest accrues @ 14% per annum.  The note
     plus accrued interest is due in March, 1997         100,000

     Other notes payable, various interest rates
     ranging from 10%-18%.  The notes are due at
     different times through September, 1997.
     Certain notes are guaranteed by MicroCap.           916,844
                                                    ------------
     Total                                            $1,662,043

     Current portion                                  $1,004,850

     Long term portion                                $  651,183


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




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996 COMPARED TO MARCH 31,
1996

     At December 31, 1996, the Company had total current assets of $300,043, consisting primarily of accounts receivable of $96,279, net of an allowance for doubtful accounts of $17,000, and other current assets of $181,862. Other current assets is comprised of deposits, prepaids and a $96,000 stock subscription receivable. Total current liabilities as of December 31, 1996 were $2,001,117, resulting in a working capital deficit of $1,701,074. This compares with a working capital deficit of $1,424,641 at March 31, 1996, based on total current assets of $160,727 and total current liabilities of $1,585,368. The increase in Company's working capital deficit of $276,433 is primarily attributable to increases in short term borrowings associated with the acquisition of KRDB-FM and KNNN-FM in July and August, 1996, respectively.

     As of December 31, 1996, the Company reported total assets of $2,390,029, including property and equipment of $1,311,207, net of accumulated depreciation of $143,891. This compares with total assets at March 31, 1996 of $1,545,105, including property and equipment of $749,560, net of accumulated depreciation of $74,855. The increase in property and equipment f $567,647 is primarily the result of the acquisition of KNNN
($825,000 purchase price) and KRDG ($220,000 purchase price) offset by the sale of the Chico property valued at $450,000.

     As of December 31, 1996, the Company reported total liabilities of $2,658,280, including, in addition to the current liabilities referred to above, the long term portion of notes payable in the amount of $657,193.
Long term notes payable as of December 31, 1996 is made up of acquisition debt associated with KNNN and KRDG in the amount of $490,199 and $155,000, respectively. This compares with total liabilities of $1,607,084 as of March 31, 1996, an represents an increase of $806,317.

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

                              REDWOOD BROADCASTING, INC.



Date:  3/14/97                By:    /s/ John C. Power
     -------------------           ------------------------------------
                                   John C. Power, President
