Form 10KSB
period 1997-03-31
REDWOOD BROADCASTING INC
filed 1997-07-22
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE
           ACT OF 1934

For the fiscal year ended March 31, 1997
                                             OR

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
          ACT OF 1934
                           Commission file number: 33-80321

                           REDWOOD BROADCASTING, INC.
                 (Name of Small Business Issuer in Its Charter)

                Colorado                                        84-1295270
      (State or Other Jurisdiction                           (I.R.S. Employer
            of Incorporation)                               Identification No.)

                              7518 Elbow Bend Road
                                  P.O. Box 3463
                                     Carefree, AZ                   85377
                       (Address of Principal Executive Offices)   (Zip Code)

Issuer's telephone number, including area code:  (602) 488-2596

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                                      COMMON STOCK, $.004 PAR VALUE
                                             (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's gross revenues for the fiscal year-ended March 31, 1997 were $545,185.

     The aggregate market value of the Common Stock (one vote per share) held by non-affiliates cannot be ascertained as the common stock does not currently trade in the public market.

     The number of shares of the registrant's .004 par value Common Stock outstanding as of June 30, 1997 was 1,175,000.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Redwood Broadcasting, Inc., f/k/a Intelligent Financial Holding Corporation (the "Company" or "RBI") and its subsidiaries operate in the rapidly-developing and expanding radio broadcasting industry. Organized as a holding company for the purpose of acquiring and/or developing undervalued radio broadcasting properties located in small to medium sized markets, the Company has embarked upon an aggressive acquisition and development program and continues to seek acquisition and development opportunities in the broadcast industry.

HISTORY

     Formation of the Company

     By agreement dated December 12, 1994, Cell Robotics International, Inc. f/k/a Intelligent Financial Corporation ("CRI") executed and entered into a definitive Agreement and Plan of Reorganization between and among CRI, Cell Robotics, Inc., a New Mexico corporation ("Cell"), MiCEL, Inc., a Delaware corporation, Bridgeworks Investors I, L.L.C., an Oregon limited liability company and Ronald K. Lohrding, individually (the "CRI Agreement"), providing inter alia, for the acquisition by CRI of 100% of the issued and outstanding equity securities of Cell. The CRI Agreement also provided for the formation of a new wholly-owned subsidiary of CRI and the transfer to the subsidiary of certain assets of CRI, subject to certain liabilities.

     The Company was formed on December 1, 1994, and in February, 1995, CRI transferred to the Company in a tax-free reorganization ("Reorganization") undertaken in reliance upon the provisions of Section 351 of the Internal Revenue Code of 1986, as amended, one hundred percent (100%) of CRI's real and personal property ("Property"), subject to certain liabilities ("Liabilities"), saving and excepting cash, cash equivalents or marketable securities having an aggregate fair market value of not less than $250,000 (collectively the "Retained Assets"), solely in exchange for 300,008 shares of the Company's $.004 par value common stock ("Spin-Off Shares"). Immediately following the Reorganization, CRI's assets consisted entirely of the Retained Assets and the Spin-Off Shares, and the Company became a wholly-owned subsidiary of CRI, owning the Property, subject to the Liabilities.

     Pursuant to the terms of the CRI Agreement, CRI further agreed to distribute the Spin-Off Shares to the shareholders of record of CRI ("CRI Shareholders") as of December 16, 1994 upon the effective date of a Registration Statement.

     Redwood Broadcasting, Inc.

     By agreement dated June 16, 1995, the Company acquired one hundred percent (100%) of the issued and outstanding shares of Common Stock of Redwood Broadcasting, Inc. ("Broadcasting") in exchange for 300,000 shares of Common Stock of the Company. Subsequent to the acquisition, Broadcasting was merged with and into the Company, with the Company remaining as the surviving entity. Thereafter, at a special meeting of the Company's shareholders, an amendment of the Company's Article of Incorporation was approved changing the Company's name to Redwood Broadcasting, Inc.

     Broadcasting was formed in 1993 as a majority-owned subsidiary of Redwood MicroCap Fund, Inc. (MicroCap) to pursue the acquisition of radio station KNBA (1190 AM) licensed to Vallejo, California. Broadcasting entered into a joint venture with Quick Broadcasting, Inc., an established broadcaster, and acquired KNBA in October, 1993. KNBA was attractive to Broadcasting because it was eligible for the "Expanded Band" which, if granted, would increase the station's broadcast capability. Greater signal strength would encompass more listeners which, in turn, would attract more advertising clients. In 1994, Broadcasting sold its 50% ownership interest in the joint venture to Quick Broadcasting, Inc. for $180,000 in cash and a three (3) year, pre-paid, agreement not to compete valued at $70,000. Broadcasting sold its interest in KNBA in order to focus its resources on wholly and majority-owned radio properties.

     Alta California Broadcasting, Inc.

     In  1994,  Broadcasting  formed  its  own  wholly-owned  subsidiary,   Alta
California   Broadcasting,   Inc.   ("Alta"),   to  pursue   radio   acquisition
opportunities it had determined were available in northern California.

     KHSL-AM\FM

     In June, 1994, Alta entered into an Asset Purchase Agreement to acquire radio stations KHSL-AM\FM licensed to Chico and Paradise, California, respectively ("KHSL Agreement"). The acquisition, valued at $1.15 million, included furniture and fixtures, broadcast equipment, broadcast licenses and
11.70 acres of real property located in Chico, California, zoned for residential housing development. On February 15, 1995, Alta commenced operating KHSL-AM\FM under a Local Management Agreement ("LMA"), while transfer applications were filed with the FCC to approve the change in ownership. On June 19, 1995, Alta completed the acquisition of KHSL-AM\FM ("KHSL Acquisition") resulting in the termination of the LMA.

     KHSL-FM has a country format and is located at 103.5 on the FM band. All programming for KHSL-FM originates at its studio in Chico. Subsequent to its acquisition by Alta, KHSL-AM changed its call letters and format. The new call letters are KNSN-AM. The new format is "Talk", and its programming is primarily originated through satellite delivery companies.

     In March, 1996, Alta entered into separate Asset Sale Agreements to sell the assets of both KNSN-AM and KHSL-FM, excluding the 11.70 acres of real property, in a transaction valued at $1.47 million. Concurrently with signing the Asset Purchase Agreements, Alta entered into an LMA with the prospective purchaser until the sale closes, at which time the LMA would terminate. Closing took place March 31, 1997. In April, 1996, the 11.70 acres of real property was sold to an unrelated party for $370,000.

     KRDG-FM (f/k/a KHZL and KCFM)

     In March, 1995, Alta entered into an LMA with an option to purchase radio station KCFM-FM licensed to Shingletown, California, which began commercial broadcasting, with a "Country" music format at 105.3 on the FM band in August, 1995. The source of its programming was simulcasting with KHSL-FM, through the use of high speed data transmission lines. KCFM-FM primarily serves the Redding, California market. In September, 1995, KCFM-FM changed its call letters to KHZL-FM. During the Company's review of KHZL-FM's performance, it was determined that a format change would best serve the goal of revenue enhancement. A new music format was developed using a satellite delivered "Oldies" format. In May, 1996, the Company filed for an upgrade to increase the station's broadcast power. In July, 1996, Alta completed the acquisition of KHZL-FM, thereby terminating the LMA. Effective September 27, 1996, Alta changed KHZL-FM's call letters to KRDG-FM.

     KNNN-FM

     In May, 1996, Alta entered into an Asset Purchase Agreement to acquire KNNN-FM licensed to Central Valley, California. The Asset Purchase Agreement was subsequently assigned to Alta's wholly-owned subsidiary, Northern California Broadcasting, Inc. KNNN-FM primarily serves the Redding, California market and broadcasts an "Adult Contemporary" format at 99.3 on the FM band. In August, 1996,Northern began operating KNNN-FM under an LMA pending approval of the transfer of ownership by the FCC. In September, 1996. Northern completed the acquistion of KNNN-FM, thereby terminating the LMA. The Company has filed with the FCC for an upgrade to increase the station's broadcast power. The purchase price for KNNN was $825,000, $325,000 of which was paid in cash at closing, and the balance was paid in the form of a promissory note secured by the common stock of Northern California Broadcasting, Inc. and guaranteed by the Company.

KRRX-FM (f/k/a KARZ-FM) and KNRO-AM

     Effective April 1, 1997, the Company acquired from Power Surge, Inc. a Delaware corporation ("Power Surge") an option to purchase radio broadcast stations KRRX-FM, Burney, California and KNRO-AM Redding, California (the "Power Surge Stations"). Under the terms of the Option, the Company can purchase the Power Surge Stations at any time for a period of six (6) months or until September 30, 1997 ("Option Period") for a purchase price of $1,200,000. If the Company elects to exercise its option to purchase the Power Surge Stations, it can pay the purchase price either in cash at closing or through the issuance of 1,000,000 shares of its common stock, valued at $1.20 per share.

     Power Surge is a controlled corporation of John C. Power, the Company's President, Director and principal shareholder through his affiliation with Redwood Microcap Fund, Inc. ("MicroCap"). The Power Surge Stations were purchased by Mr. Power through another controlled corporation, Power Curve, Inc. ("Power Curve"), from non-affiliated third parties on January 31, 1997. Power Curve purchased the Power Surge Stations for a total purchase price of $1,200,000, the same as the option price granted to the Company by Power Surge. Under the terms of the acquisition, Power Curve paid to the seller of the Power Surge Stations $480,000 in cash at closing and executed a 10-year promissory note in the principal amount of $720,000. The promissory note issued to the Seller by Power Curve, Inc. is secured by other assets and securities owned by Power Curve.

     Power Curve transferred the Power Surge Stations to Power Surge effective March 31, 1997 in order to facilitate the Option being granted to the Company more fully described herein.

     The Company's ability to exercise the Option to purchase the Power Surge Stations is subject to FCC approval and other customary conditions to closing.

     Effective April 1, 1997, Power Surge and the Company entered into a Time Brokerage Agreement (Local Management Agreement) ("LMA") pursuant to which during the Option Period the Company will provide programming for the Power Surge Stations in conformity with rules and policies of the FCC. Under the terms of the LMA, the Company will pay Power Surge an LMA fee of $5,000 per month. Further, under the terms of the LMA, the Company will be responsible for operating the Power Surge Stations and will effectively bear the economic risk and benefit of owning the Power Surge Stations during the LMA and Option Period. Power Surge shall be responsible for maintaining in effect the FCC licenses covering the Power Surge Stations. Since entering into the LMA on April 1, 1997, the Company changed the call letters of KARZ-FM to KRRX-FM. Concurrent with the call letter change, the format of KRRX-FM was changed from Adult-Contemporary to Album Oriented Rock ("AOR").

     When the Company's management learned of the opportunity to purchase the Power Surge Stations, it recognized that those stations represented a potential opportunity for the Company. However, at the time the Company lacked sufficient working capital to take advantage of the opportunity. In order to perserve that opportunity on behalf of the Company, Mr. Power through Power Curve purchased the Power Surge Stations with the intent to give the Company the opportunity to acquire the Power Surge Stations at a later date when it had the capital necesary to do so. Through Power Surge, Mr. Power has made available to the Company the opportunity to acquire the Power Surge Stations upon terms no less favorable than the terms upon which Mr. Power initially acquired those assets through Power Curve in January 1997.




ACQUISITIONS AND DEVELOPMENT

     The Company's strategy is to grow by acquiring additional radio stations meeting specified criteria and by maximizing the revenues and Broadcast Cash Flow of the stations it owns and operates. Broadcast Cash Flow is defined as operating income (loss), exclusive of trade (non-cash) revenue and expenses, before deduction for interest, taxes, depreciation, amortization and corporate expense. Although Broadcast Cash Flow is not recognized under Generally Accepted Accounting Principles ("GAAP"), it is accepted by the broadcast industry as a generally recognized measure of performance and is used by analysts who report publicly on the condition and performance of broadcast companies. Broadcast Cash Flow should not, however, be considered an alternative to operating income as determined in accordance with GAAP or to cash flows from operating activities (as a measure of liquidity) or other indicators of the Company's performance as reported under GAAP.

     The Company generally intends to acquire established stations and/or build stations in small- to medium-sized media markets as defined by industry standards. The Company defines these markets as those ranked 150 to 250 in terms of population by the Arbitron Company ("Arbitron").

     In general, the Company seeks to acquire stations: (i) located in markets with well established and relatively stable economies, which are often characterized by the presence of universities, tourism or a substantial industrial base, (ii) with a demonstrated track record of audience share and
(iii) which can be purchased at attractive prices. The Company believes that it can most effectively maintain and improve the operating results of stations with these characteristics. Factors considered by the Company in evaluating an acquisition candidate include (i) the size, rates of growth and projected future rates of growth of the market's broadcast revenue and population, (ii) the number of competitive stations in the market, (iii) the operating history and performance of the stations, (iv) the success of the station's format, (v) the quality of and the ability to enhance the station's broadcast signal, (vi) the terms of the purchase and (vii) duopoly (or greater) ownership possibilities or other unique synergies with the then existing stations of the Company.

     The Company intends to pursue acquisition opportunities, including acquisition opportunities made possible by recently adopted Federal Communication Commission ("FCC") rules (the "New FCC Rules") which substantially increased the number of stations in the same radio service (i.e., AM or FM) one entity may own, both nationally and in a single geographic market. The Company believes that the ability to own multiple stations in a single geographic market, known as a duopoly, offers the potential for both substantial cost savings and increased revenues. For example, a duopoly permits the consolidation of studios and office space, thereby reducing administrative, engineering and management expenses. Furthermore, additional stations in a particular market enable the Company to take advantage of its existing relationships with advertisers, provide advertisers a larger, combined audience and permit joint promotional efforts, which may result in increased revenues and reduce the risk of a particular acquisition.


OPERATIONS

     The Company's business is devoted to acquiring and operating radio stations, and generating revenue principally through the sale of advertising. Through its subsidiaries, the Company currently offers advertisers a radio listening audience in the Redding, California market. The Company has also filed for and been awarded an FM construction permit In Payson, Arizona and plans to develop and operate a radio station in Payson. Additionally, in July, 1996, Alta filed an application with the FCC for the issuance of a construction permit to build an FM radio station to be licensed to Shasta Lake City, California, which would also serve the Redding, California market. The Company also filed for a construction permit for an FM radio station in Mesquite, Nevada. Numerous applicants are seeking construction permits in both Shasta Lake City, California and Mesquite, Nevada. As a result, there can be no assurance that the Company will be granted these construction permits, or, if granted, that the Company's operations will be successful.

     The Company believes a large percentage of radio advertising dollars are expended in small- to medium-sized media markets. The Company believes that it can improve the financial performance and Broadcast Cash Flow of small- to medium-sized stations by enhancing revenues while, at the same time, controlling costs. The Company seeks to enhance billings by implementing or expanding: (i) targeted programming designed to increase audience share within specific demographic groups considered to be particularly attractive to advertisers, (ii) sales and marketing programs intended to increase both audience share and the sale of advertising time, from which substantially all of the Company's revenues are derived, and (iii) effective advertising rate management and inventory control. The Company's stations employ a variety of programming formats. The Company believes that selling dvertising time in small- to medium-sized markets is less dependent upon ratings and more dependent upon aggressive marketing, promotional and selling techniques. Local advertising and promotional tie-ins with local events are designed to heighten public awareness of the Company's stations. Duopoly ownership structures will enable the Company to offer advertisers a broader range of creative advertising packages and enable the Company to derive increased benefits from its advertising rate management and inventory control techniques.

     As a result of the acquisitions of KNNN-FM and KRDG-FM and the operating of KRRX-FM, KNRO-AM and KLXR-AM under LMA's, the Company now has 23.3% of the Redding radio audience as measured by the Fall 1996 Arbitron Survey making it the third largest radio broadcaster in the Redding market. Redwood's two larger competitors had market shares of 23.4% and 27.6% according to Arbitron. The Arbitron Survey results herein are based on listeners age 12+, Monday - Sunday, 6AM - Midnight. This is the broadest audience mearsurement that Arbitron makes available to its subscribers. The Company hopes to increase its percentage of the Redding, California audience through the further development of these stations. According to the BIA 1997 Radio Yearbook, the Redding, California Total Service Area ("TSA") has a population of 167,333, with nine FM stations and five AM stations. The Redding, California Metro Rank is 209. BIA also estimates the annual revenues of $4.8 Million for the Redding market.


THE COMPANY'S RADIO STATIONS

     The following table sets forth certain information covering the Company's current and proposed radio stations:

                       Stations Currently Owned or Operated by Company
           Target
           Station        City of License        Station Format     Demographics

          KRDG-FM         Shingletown, CA            Oldies         Adults 35-64

          KNNN-FM         Central Valley, CA   Adult Contemporary    Women 25-49

          KRRX-FM         Burney, CA                   AOR           Men 18-49

          KLXR-AM         Redding, CA                Standards       Adults 50+

          KNRO-AM         Redding, CA                News/Talk      Adults 35-64

                    Proposed Acquisitions or For Development

          KESP-FM         Payson, Arizona                 TBD     TBD

          TBD             Shasta Lake City, California    TBD     TBD

          TBD             Mesquite, Nevada                TBD     TBD


     In developing its stations, the Company utilizes a variety of practices designed to improve the station's Broadcast Cash Flow, including implementation of strict financial reporting requirements and cost controls, directing promotional activities, developing programming to improve the station's appeal to targeted audience groups and enhancing advertising sales efforts. In particular, the Company emphasizes increasing local advertising revenues in order to reduce dependence on national advertising revenues.

    In operating its stations, the Company concentrates on the development of strong decentralized local management, which is responsible for the day-to-day operations of the station and is compensated, in part, based on incentives related to the station's financial performance. Local management, in cooperation with corporate management, is responsible for sales and marketing, hiring on-air talent and developing programming. Corporate management is responsible for long-range planning, establishing policies and procedures, resource allocation and maintaining overall control of the stations.

     The Company has purchased and installed at its studio in Redding, California, a digital control system which the Company believes will result in a significant reduction in live disc jockey time. Certain non-peak broadcast periods such as nights and weekends will be voice tracked on a weekly basis with local talent. Listeners generally will not be able to tell the difference between the live and voice tracked disc jockey. The Company also utilizes satellite delivered programming on three of its stations.

     The Company continues to seek opportunities to acquire radio stations with strong growth potential in the Company's current markets, subject to the Communication Act and FCC rules, which currently limit, among other things, the maximum number of radio stations that can be owned by the Company in the same geographic market. Since the Company has historically grown in part through the acquisition of broadcasting properties, current or subsequent limitations imposed by the FCC on the number of broadcasting properties the Company may acquire could limit the Company's ability to grow in the future.

ADVERTISING

     Substantially all of the Company's revenues are generated from the sale of advertising for broadcast on its radio stations. Depending upon the format of a particular station, there are a predetermined number of advertisements broadcast each hour. The Company attempts to maximize the number of advertisements broadcast hourly without jeopardizing listening levels. Any change in the Company's revenues, with the exception of those instances where stations are acquired or sold, is generally the result of additional advertising revenues and pricing adjustments which are made to ensure that the station fully utilizes available inventory.

     The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. The Company also believes that radio in general is more resistant to economic downturns that other advertising-supported media due to its relatively lower rates and lower commercial production costs.

     Depending on the programming format of a particular station, the Company estimates the optimum number of advertisements available for sale. Accordingly, changes in the Company's net revenues (except to give effect to the acquisition or disposition of a radio station) are generally the result of pricing adjustments or an increase in the number of commercials sold.

     Advertising rates charged by radio stations are based primarily on a station's ability to attract audiences in the demographic groups targeted by advertisers. The number of listeners of a station is often reported by rating service surveys such as Arbitron, although most small radio markets are not serviced by Arbitron. Advertising rates are also dependent upon the number of stations in the market competing for the same demographic group and on the supply of and demand for radio advertising time. Rates are generally highest during the morning and afternoon drive-time hours.

     Substantially all of the revenues generated by a radio station, including the Company's radio stations, are derived from local, regional and national advertising. Local and regional sales generally are made by a station's sales staff. National sales are made by "national representative" firms, which specialize in radio advertising sales on the national level. These firms are compensated on a commission-only basis. Most advertising contracts are short-term, generally running for only a few weeks.

COMPETITION

     Radio broadcasting is an extremely competitive business. The Company's radio stations compete for listeners and advertising revenues directly with other radio stations within their markets, many of which have more experience and greater resources than the Company. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent that appeals to a particular demographic group. The Company competes for advertising revenues principally through effective promotion of its stations' listener demographics and audience shares, and through the number of listeners in a target group that can be reached for the price charged for the airtime. The Company's stations also compete for advertising revenues with other media within their markets, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. By building a strong listening base comprised of a specific demographic group in each of its markets, the Company is able to attract advertisers seeking to reach those listeners. Other factors that affect a station's competitive position include its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area.

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. The Company also competes with other radio station groups to purchase additional stations. Some of these other groups are owned or operated by companies that have substantially greater financial and other resources than the Company.

     The Telecommunications Act of 1996 will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future, some of which may be larger and have more financial resources than the Company. There can be no assurance that the Company's existing stations, or those stations acquired by the Company in the future, will be able to maintain or increase their respective current audience ratings or advertising revenue market share.

GOVERNMENT REGULATION

     The ownership, operation and sale of radio stations, including those licensed to the Company and its subsidiaries, are subject to the jurisdiction of the FCC, which acts under authority granted by the Communication Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes to ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communication Act.

     The following is a brief summary of certain provisions of the Communication Act, including amendments thereto recently effectuated by the Telecommunications Act of 1996 (the "1996 Telecom Act") and of specific FCC regulations and policies that affect the business of the Company. Reference should be made to the Communication Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

         License Renewals and Transfers

         Under the 1996 Telecom Act, radio broadcasting licenses are granted for maximum terms of eight (8) years. Such licenses are subject to renewal upon application to the FCC. Under the 1996 Telecom Act, the FCC shall adopt regulations which will implement a two-step procedure, pursuant to which competing applications for an incumbent licensee's frequency will be explicitly prohibited, and the FCC shall grant the incumbent licensee's renewal application if it finds that (I) the incumbent licensee has served the public interest, convenience and necessity; (ii) the incumbent licensee has not engaged in any serious violations of the Communications Act or the FCC's rules; and (iii) there have been no other violations by the incumbent licensee of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse. If, based upon review of the incumbent licensee's renewal application, or of other facts that are brought to the FCC's attention in a petition to deny or other third party filing, the FCC is unable to make the foregoing findings, the incumbent licensee is entitled to a full evidentiary hearing to establish that it is entitled to renewal. If, following the evidentiary hearing, the FCC determines that the incumbent licensee has failed to meet the basic requirements for renewal and that no mitigating factors justify the imposition of a sanction less than denial of renewal (such as, for instance, a "short" term renewal or the imposition of forfeitures), the FCC is obligated to deny the renewal application. Should such denial become final following judicial review, the FCC may thereafter entertain applications for the incumbent's licensee's frequency. The 1996 Telecom Act makes these provisions retroactively applicable to renewal applications filed after May 1, 1995. The FCC intends to initiate a rule-making proceeding during 1996 to implement these procedures.

         The following table sets forth the frequency of each of the Company's stations and the date on which the FCC license for each such stations expires, as well as certain information regarding radio station licenses that are the subject of certain acquisition agreements with the Company:


                                                                  Expiration
                                                                  Date of FCC
           Station        City of License           Frequency    Authorization

                   Stations Currently Owned or operated by the Company

          KRDG-FM         Shingletown, California   105.3 Mhz   December 1, 1997

          KNNN-FM         Central Valley, California 99.3 Mhz   December 1, 1997

          KLXR-AM         Redding, California        1230 Khz   December 1, 1997

          KRRX-FM         Burney, California        106.1 Mhz   December 1, 1997

          KNRO-AM         Redding, California         600 Khz   December 1, 1997

                   Proposed Acquisitions or For Development

          KESP-FM         Payson, Arizona           101.1 Mhz      TBD

          TBD             Shasta Lake City, California    TBD      TBD

          TBD             Mesquite, Nevada                TBD      TBD

         Ownership Matters

         The Communication Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. To obtain the FCC's prior consent to transfer or assign a broadcast license, appropriate applications must be filed with the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the Communications Act limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of a licensee and those persons holding "attributable" interests therein.

         Under the Communications Act, broadcast licenses may not be granted to any corporation having more than twenty percent (20%) of its issued and outstanding capital stock owned or voted by aliens (including non-U.S. corporations), foreign governments or their representatives (collectively "aliens"). The Communications Act also prohibits a corporation, without FCC waiver, from holding a broadcast license if that corporation is controlled, directly or indirectly, by another corporation, in which more than twenty-five percent (25%) of the issued and outstanding capital stock is owned or voted by Aliens. The FCC has issued interpretations of existing law under these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, in the absence of a waiver, the Company, which serves as a holding company for its various subsidiaries, cannot have more than twenty-five (25%) of its stock owned or voted by Aliens.

     Under the 1996 Telecom Act, the FCC's national and local multiple ownership rules were revised. The FCC's formal rules prohibited the Company from owning, operating or controlling, directly or indirectly, more than twenty AM and twenty FM radio stations in the United States. The 1996 Telecom Act completely eliminated national ownership limitations. In addition, the 1996 Telecom Act substantially relaxed restrictions on local radio multiple ownership (often referred to as the "duopoly") rules. Under the new law, which was implemented by the FCC in March 1996, in markets with fourteen or fewer radio stations, the Company is permitted to own up to a total of five (5) radio stations, no more than three (3) of which may be FM, so long as the Company's owned radio stations represent less than fifty percent (50%) of the radio stations in the market. In markets between fifteen (15) and twenty-nine (29) radio stations, the Company will be permitted to own up to a total of six (6) radio stations, no more than four (4) of which may be FM. In markets with between thirty (30) and forty-four
(44) radio stations, the Company will be permitted to own up to a total of seven
(7) radio stations, no more than four (4) of which may be FM. Finally, in markets with forty-five (45) or more radio stations, the Company may own up to a total of eight (8) radio stations, no more than five (5) of which may be FM. All of the Company's current holdings and proposed acquisitions are consistent with these new local multiple ownership restrictions.

         The Communications Act and FCC rules also generally limit the common ownership, operation or control of a radio broadcast station and a television station serving the same geographic market and of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waiver, the Company would not be permitted to acquire any newspaper or television broadcast station (other than low-power television) in a geographic market in which it now owns a broadcast property. However, the FCC's policies, as modified by the 1996 Telecom Act, provide for the liberal grant of waivers of the rule prohibiting ownership of radio and television stations in the same geographic market in the top fifty television markets if certain other conditions are satisfied. The FCC has also indicated that it intends to hold a rule-making proceeding looking toward the liberal grant of waivers of the rule prohibiting common ownership of a radio station and a newspaper in the same market in large markets.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote five percent (5%) or more of the corporation's stock (or ten percent (10%) or more of such stock in the case of insurance companies, investment companies and bank trust departments that are holding stock for investment purposes only) are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. Currently, none of the Company's officers, directors or stockholders has an attributable interest in any company licensed to operate broadcast stations other than the Company and/or its subsidiaries.

         Local Marketing Agreements

         Over the past few years, a number of radio stations have entered into what have commonly been referred to as "Local Marketing Agreements" or "LMAs". While these agreements may take different forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and operation of its own stations. The most prevalent kind of LMA is a time brokerage agreement among two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial parts of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. The FCC has held that such licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, the operations of its broadcast station, and assured compliance with applicable FCC rules and policies.

        The FCC rules specifically permit LMAs but provide that a station leasing time and broadcasting programming on another station servicing the same market will be considered to have an attributable ownership interest in the other station for purposes of the FCC's multiple ownership rules. As a result, the Company would not be permitted to enter into an LMA with another local station which it could not own under the FCC's local ownership rules unless the Company's programming constituted less than fifteen percent (15%) of the other station's programming on a weekly basis. Under the 1996 Telecom Act, in markets with fourteen or fewer radio stations, such as the Redding, California market, the Company is permitted to own up to a total of five radio stations, no more than three (3) of which may be FM so long as the Company's owned radio stations represent less than fifty percent of the radio stations in the market. As a result of the KNNN acquisition, the Company can only acquire or enter into an LMA relating to the operation of one (1) more FM station that serves the Redding, California market.

         Programming and Operation

     The Communications Act requires broadcasters to serve the "public interest". Licensees are required to present programming that is responsive to community issues and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming may be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time. Stations also must follow various rules promulgated under the Communication Act that regulate, among other things, political advertising, sponsorship identifications, and advertisement of contests and lotteries and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, conditional grants of licenses, the grant of "short" (less than the full eight (8) year term) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Proposed Changes

         The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies, regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company's radio broadcast properties. Such matters include, for example, proposals to impose spectrum use of other governmentally imposed fees upon licensees; the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry including enhancement of ownership opportunities; proposals to change rules relating to political broadcasting; proposals to change the thresholds, benchmarks or concepts applicable to attributing ownership interest in broadcast media; proposals to permit lenders to take a security interest in FCC licenses; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis, spectrum for which has been allocated by the FCC; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of tobacco products and/or beer, wine or other alcoholic beverages on radio; and changes to broadcast technical requirements in frequency allocation matters. The Company cannot predict whether any such proposed changes will be adopted nor can it judge in advance what impact, if any, any such proposed changes might have on its business.

EMPLOYEES

         The Company presently has seventeen (17) full time and four (4) part-time employees. The Company's principal executive officers are John C. Power, Chief Executive Officer and President, J. Andrew Moorer, Chief Financial Officer, Secretary and Treasurer, and Donald P. Griffin, Chief Operating
Officer. The foregoing individuals are responsible for all of the Company's budget, legal and financial matters, as well as for evaluating, investigating and negotiating all acquisition opportunities.

         The stations have not experienced any significant labor problems under the Company's ownership, and the Company considers its labor relations on the whole to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

         The types of properties required to support each of the Company's radio stations include offices, studios and transmitter/antenna sites. A station's studios are generally housed with its offices in downtown or business districts. Transmitter/antenna sites are generally located so as to provide maximum market coverage.

         The Company's corporate headquarters are leased and located in Carefree, Arizona. Principally, the Company's offices, studio and transmitter/antenna sites are leased with lease terms that expire within one to four years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space if required. The Company owns substantially all of the equipment used in its radio broadcasting business.

         The Company believes that its properties are in good condition and suitable for its operations. However, the Company continually looks for opportunities to upgrade its properties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is involved in litigation in the ordinary course of business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1997.

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information for Securities

     The Company's $.004 par value Common Stock does not currently trade in the public market.

     There were approximately 61 stockholders of record of the Company's $.004 par value common stock as of June 26, 1997. This amount does not include shares held in "street name" by various brokerage/clearing houses. The number of stockholders of record would be substantially greater if the "street name" stockholders were included.

     The Company has not declared or paid any cash dividends on its common stock since its formation, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, consummation of acquisitions and divestitures, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


Liquidity and Capital Resources - March 31, 1997 Compared to March 31, 1996

     The Company's balance sheet at March 31, 1997 reflects a significant improvement in financial condition when compared with the Company's balance sheet at March 31, 1996. Total assets increased from $1,545,105 as of March 31, 1996 to $2,446,823 as of March 31, 1997, an increase of over $900,000; total liabilities during the current period increased $613,503 and total stockholders' equity increased to $226,236 from a stockholders' deficit of $61,979 an improvement of $288,215.

     Total current assets at March 31, 1997 were $879,804 and consisted of cash of $40,791, net accounts receivable of $121,560, a receivable from the sale of a radio station of $633,000 and other current assets of $84,453. Total current liabilities at March 31, 1997 were $645,418, resulting in working capital of $234,386. This compares favorably to a working capital deficit of $1,120,129 at March 31, 1996. Overall, the Company's working capital position improved by $1,354,515 during the current period. Contributing significantly to this improved working capital position were the following:

          * An increase in net accounts receivable of $34,726 resulting from increased radio revenues.

          *    An   increase  in  other receivables of $633,000 attributable  to the  sale during  fiscal 1997 of KNSN-AM.

          * A reduction in the current portion of notes payable of $640,290 generated by the application of $370,000 in proceeds from the $633,000 in proceeds from the sale of KHSL-FM during the current period.

     At March 31, 1997, the Company reported total assets of $2,446,823 including property and equipment of $251,138 net of accumulated depreciation of $37,666 and $996,584 (net of $53,905 in accumulated amortization) of intangibles (radio broadcast licenses and non-compete agreements) attributable to KRDG-FM acquired in July, 1996 and KNNN-FM acquired in September, 1996. The effect of the increase in total assets associated with the acquisition of KRDG-FM and KNNN-FM was partially offset by the sale of land, KHSL-FM and KNSN-AM during the current period. The net book value of intangibles associated with KHSL-FM and KNSN-AM was $489,333 at March 31, 1996.

     Total liabilities of $1,916,075 (excluding $304,512 in put option liability classified below liabilities) include, in addition to current liabilities of $645,418 referred to above, the long term portion of notes payable of $605,208 associated with the acquisitions of KRDG-FM and KNNN-FM and notes payable to related parties of $665,449. This compares with total liabilities of $1,302,572 (excluding the put option liability) at March 31, 1996 and represents an increase of $613,503.

     As of March 31, 1997, the Company reported stockholders' equity of $226,236. This compares favorably to a stockholders' deficit of $61,979 as of March 31, 1996. Contributing to the increase in stockholders' equity of $288,215 were the following:

          * An increase in common stock and additional paid in capital during the current period of $308,390 associated with several equity transactions involving the issuance of common stock in private placement transactions, in exchange for the forgiveness of debt and in exchange for services rendered.

          * The aforementioned was partially offset by an increase in the Company's accumulated deficit of $20,175 associated with the Company's current period net loss.

     Subsequent to year end, the Company has issued 50,000 shares pursuant to its public offering at $2.00 per share generating proceeds of $100,000. This capital infusion further enhances the liquidity of the Company.

     Results of Operations - Year Ended March 31, 1997 Compared to the Eight Months Ended March 31, 1996

     Net revenues (gross revenues less agency commissions) for the year ended March 31, 1997 were $507,917 compared to annualized revenues associated with the eight months ended March 31, 1996 of $644,079 represents a decrease, on an adjusted annualized basis, of $136,162. Revenues for the eight months ended March 31, 1996, were comprised entirely of sales associated with KHSL-FM and KNSN-AM. Effective March 15, 1996, the Company entered into an LMA agreement for these stations in conjunction with their impending sale agreements. The LMA's effectively transferred operational control of the stations to the buyer. Therefore during fiscal 1997, no revenues and only limited expenditures are reflected in the consolidated financial statements for KHSL-FM and KNSN-AM. Revenues for the current year were entirely generated by KRDG-FM (from July, 1996 through March, 1997) and KNNN-FM (from August, 1996 through March 1997).

     Operating expenses for the year ended March 31, 1997 were $1,066,225 comprised of station operating expenses of $339,499, selling expenses of $104,169, general and administrative expenses of $347,635, depreciation and amortization of $152,175 and a charge for corporate restructuring of $122,747. This represents an increase in operating expenses over the previous year of $273,718. This increase is attributable primarily to the restructuring charge of $122,747 associated with legal and accounting costs incurred in completing the Company's Registration Statement on Form SB-2 (effective February, 1997), coupled with an increase in depreciation and amortization of $74,526. On an annualized basis, broadcasting, selling, and general and administrative expenses for the period ended March 31, 1996 were $1,072,287 compared to $791,303 for the year ended March 31, 1997, resulting in a decrease of $280,984. As previously stated, prior year costs were generated by KHSL-FM and KNSN-AM. Current year expenses were generated by the operations of KRDG-FM, KNNN-FM and certain residual operating expenses associated with KHSL-FM and KNSN-AM.

     During the twelve months ended March 31, 1997, the Company generated other income (net of other expense) of $538,133 compared to other expense of $5,538 incurred during the eight month period ended March 31, 1996 ($8,307 on an annualized basis). Other income for fiscal 1997 was comprised of the following:

     *    A gain on the sale of KHSL-FM and KNSN-AM of $678,206.

     * LMA fee income (associated with the sale of KHSL-FM and KNSN-AM) and other miscellaneous income totaling $87,857.

     *    A loss on the sale of land in the amount of $80,000.

     *    Interest expense of $147,930.

     As a result of the foregoing, the Company incurred a net loss for the twelve months ended March 31, 1997 of $20,175 or $0.03 per share based on a weighted average number of shares outstanding of 732,201 compared to a net loss of $368,659 or $0.76 per share based on a weighted average number of shares outstanding of 487,250 for the eight month period ended March 31, 1996. Annualizing the March 31, 1996 loss represents an improvement in net income during the current period of $532,812 or $1.11 per share.


Liquidity and Capital Resources - March 31, 1996 Compared to July 31, 1995

         The Company's balance sheet at March 31, 1996 reflects a slight increase in assets, liabilities and stockholders' equity when compared with the Company's balance sheet at July 31, 1995.

     Total current assets at March 31, 1996 were $160,727, consisting of accounts receivable of $86,834, net of allowance for doubtful accounts of $16,400, and other assets of $73,893. Total current liabilities at March 31, 1996 were $1,280,856, resulting in a working capital deficit of $1,120,129. This compares with a working capital deficit of $1,110,625 at July 31, 1995, based on current assets of $149,779 and current liabilities of $1,260,404.

     Contributing significantly to the Company,s working capital deficiency was $735,000 in short-term debt created by Alta in conjunction with its purchase of radio stations KHSL-AM\FM, for $1,150,000 ("KHSL AGREEMENT"). Effective February 15, 1995, prior to consummation of the acquistion, Alta commenced operating KHSL-AM\FM under a Local Management Agreement ("LMA"). On June 19, 1995, Alta completed the acquisition of KHSL-AM/FM. Based on management's estimate of the values of the assets acquired, the Purchase Price was originally allocated as follows:

               Land           $     600,000
               License              350,000
               Station equipment    200,000
                                  ---------
                               $  1,150,000

     However, the appraised value of $600,000 for the land failed to take into account a long term ground lease for use of space by a third party on the radio tower located on the property. Based on this subsequently obtained information, the allocation of the purchase price was retroactively changed to classify the difference between the sale price of the land and the original cost allocation to land, in the amount of $150,000, to the value of the license. The July 31, 1995 financial statements have been retroactively adjusted for this correction of this error of the allocation of the purchase price.

     In order to faciliate the acquisition, Alta created the following notes payable:

     * A $375,000 note payable to TriPower Resources, Inc., a controlled corporation of the Company's President, John C. Power, which note bears interest at the rate of fourteen percent (14%) per annum, and was originally due and not paid on August 18, 1995(the "TriPower Note"). By mutual agreement of the of the parties, the maturity date of the TriPower Note has been extended to September, 1996. The TriPower Note was originally collateralized by a deed of trust on certain real estate acquired in conjunction with the purchase of KHSL-AM\FM located in Chico, California, ("Chico Property"), which property was sold by the Company in April, 1996. The TriPower Note is Company's principal operating subsidiary, which owns and operates both KNNN and KRDG in Northern California, the Company's principal assets. In addition, Alta is the owner of KHSL, which will receive the remaining proceeds of the sale of that station once regulatory approval is obtained. The TriPower Note was paid down by $75,000 with proceeds from the of the Chico Property, and has since been paid in full, and the Alta shares released from pledge.

     * Alta also created a $260,000 note payable to the former owner of KHSL-AM\FM, which note bears interest at the rate of ten percent (10%) per annum and was due in full in June, 1996 (the "June Note"). The June Note was collateralized by all of the assets of KHSL-AM\FM acquired by Alta as part of the acquisition and was guaranteed by MicroCap. The June Note was paid in full in April, 1996, prior to the maturity date, with proceeds from the sale of the Chico Property.

     * A note payable to an individual in the original principal amount of $100,000, which note bears interest at the rate eight percent (8%) per annum and was due and not paid in full, on September 15, 1995 (the "September Note"). Subsequent to the original maturity date, the Company made a principal reduction payment of $50,000, and the holder of the September Note agreed to extend the maturity date to September 1996. The September Note is uncollateralized but is guaranteed by MicroCap and a principal shareholder of the Company, and has since been paid in full.

     Also contributing to the Company's working capital deficit is the Company's obligation, pursuant to the terms of the RBI Agreement, to purchase and redeem up to 203,008 shares of Company Common Stock upon the exercise certain put options ("Puts") at a purchase price of $1.50 per share. The Puts are exercisable for a period of ninety (90) days following the effective date of the Registration Statement. As a result of the Company's obligation under the Puts, the Company has included in its balance sheet a current liabilty of $304,512.

     Other short term debts contributing to the Company's working capital deficit at March 31, 1996 include trade accounts payable of $108,319, accrued expenses of $91,991, and payroll tax withholding of $73,121. At March 31, 1996, the Company also reported accounts payable to certain related parties totalling $232,730, and the current portion of unearned income totalling $23,333. Unearned income relates to a portion of the proceeds received by RBI in conjunction the the sale of a fifty percent (50%) interest in a joint venture formed to acquire radio station KNBA licensed in Vallejo, California. In addition to receiving $180,000 in cash for this fifty percent (50%) interest, RBI received $70,000 in cash for a three (3) year covenant not to compete. This covenant is being amortized into income on a straight line basis over a three (3) year term.

     In an effort to reduce its working capital deficit, the Company has taken or plans to take the following actions:

     * During the eight (8) months ended March 31,1996, the Company received approximately $200,000 from MicroCap in the form of intercompany advances. Although this infusion of capital contributed to the Company's overall working capital deficit by increasing current liabilities, the funds received were used to pay down the September Note by $50,000 (to a principal balance of $50,000) thereby reducing the Company's interest burden.

     * During the eight (8) months ended March 31, 1996, the Company completed a private offering in which it sold a total of 25,000 shares of Common Stock for an aggregate purchase price of $30,000, or $1.20 per share. The shares were "restricted securities" under the Securities Act. The private offering price per share was negotiated by the Company with the investor, who was and remains unaffiliated with the Company and/or its officers and directors.

     * Subsequent to July 31, 1995, the Company established relationships with several lenders for the purpose of leasing capital equipment. These leases are for periods of not less than three years and are at what management believes to be favorable interest rates. The use of leases for the acquistion of capital equipment will, in the opinion of management, allow the Company to utilize cash flow from operations to reduce the Company's short-term debt obligations, and increase the amount of working capital available for future needs.

     *    The  Company  has  entered  into  agreements  to sell  radio  stations
          KHSL-AM/FM for a combined prchase price of $1,466,000, of which $1,266,000 will be payable in cash at closing and the balance of which, $200,000, will be payable in the form of a promissory note. The Company plans to use the sale proceeds to significantly reduce its outstanding notes payable and to repay the advances from Microcap. Because both stations were incurring operating losses at the time Alta entered into the LMA, Alta will benefit from Alta will obtain necessary capital to reduce its notes payable and to continue its acquisition plan and growth strategy.

     * In April, 1996, Alta sold the Chico Property for a purchase price of $450,000. As part of the transaction, Alta remitted to the purchaser of the land a total of $80,000 in the form of a charitable donation. As a result, net proceeds to the Company from the sale were $370,000. Proceeds from this sale were used to pay all amounts due and owing under the September Note ($260,000), and to reduce the TriPower Note by $75,000.

     * In August, 1996, the Company completed another private placement of stock in which it sold a total of 37,750 shares of Common Stock to four (4) investors for an aggregate purchase price of $45,300, or $1.20 per share. The shares were "restricted securities" under the Securities Act. The private offering price per share was negotiated by the Company with the investors.


     At March 31, 1996, the Company reported total assets of $1,545,105, including equipment of $749,560, net of accumulated depreciation of $74,855. Significant assets included in property and equipment at March 31, 1996 included the Chico Property recorded at $450,000, radio broadcasting equipment valued at $296,142, and computer equipment valued at $44,443, all of which was either acquired in conjunction with the purchase of KHSL-AM/FM, or subsequently purchased by the Company in an effort to maintain or enhance the quality of the Company's broadcast signal and/or automate operations at the Company's Chico, California studio, or as part of the construction and ultimate purchase of KRDG more fully described below. Total assets also includes radio broadcast licenses valued at $489,833, net of accumulated amortization of $16,667, and other assets valued at $144,985.

     Total liabilities of $1,607,084 as of March 31, 1996 include, in addition to the current liabilities referred to above, the long-term portion of notes payable of $11,994 and unearned income of $9,722. This compares with total liabilities of $1,611,649 as of July 31, 1995, and represents a decrease of $4,565.

     For the eight months ended March 31, 1996, the Company reported an accumulated deficit of $(532,224). The Company's accumulated deficit, when combined with additional paid-in capital of $467,123, resulted in a stockholders' deficit of $(61,979) at March 31, 1996. This compares with stockholder's equity of $93,380 at July 31, 1995, and represents a decrease of $155,359.

Results of Operations - Eight Months Ended March 31, 1996 Compared with Fiscal Year Ended July 31, 1995.

     Effective January 12, 1996, the Company changed its fiscal year end from July 31 to March 31. As a result, the Company's financial statements are reported for the eight months ended March 31, 1996, and the year ending July 31, 1995. Accordingly, results of operations for the period ended March 31, 1996 reflect only eight months of operations, and therefore, a meaningful comparison with the previous year's operations cannot be made.

     Because the Merger with Broadcasting was accounted for as a reverse acquisition, the results of operations of IFHC prior to June 16, 1995, have been excluded from the consolidated results of operations set forth in the Company's Financial Statements. The results of operations of KHSL-AM/FM have been included in the Consolidated Financial Statements of RBI since February 15, 1995, the effective date of the KHSL-AM/FM LMA which transfered control of KHSL-AM/FM to Alta. Likewise, the results of operations of KHZL-FM (f/k/a KCFM-FM) have been included in the Consolidated Financial Statement of RBI since March, 1995, the effective date of the KHZL-FM LMA. For comparative presentation purposes, the results of operations of KHSL-AM/FM for the year ended July 31, 1994, and for the six and one-half month period ended February 15, 1995, have been shown in separate Statements of Operations included with the Company's financial statements.

     The Company's combined sales for the eight months ended March 31, 1996, were $440,457, and represent revenue in the amount of $397,775 generated by KHSL-FM which the Company began operating on February 15, 1995. This figure also represents revenue in the amount of $14,031 generated by KHZL-FM which began commercial operation in August, 1995.

     Operating expenses for the eight months ended March 31, 1996, were $792,507. Of this total, KNSN-AM and KHSL-FM combined for a total of $560,006, and KHZL-FM generated operating expenses of approximately $96,388. In addition to the foregoing, the Company generated general and administrative expenses of $58,464 during the eight months ended March 31,1996, consisting primarily of travel and related costs. The Company also recorded depreciation expense of $77,649 during the eight-month period ended March 31, 1996 which the Company did not incur during the fiscal year ended July 31, 1995. Although the Company assumed operating control of radio stations KNSN-AM and KHSL-FM in February, 1995, under an LMA, the Company did not formerly close on the acquisition of these stations until June, 1995. Because the Company did not own the assets of the stations during the period of the LMA, no depreciation expense was recorded during that time.

     During the eight months ended March 31, 1996, the Company also incurred interest expense of $22,436. The interest expense incurred during the eight months ended March 31, 1996, is primarily the result of acquisition debt incurred by the Company in conjunction with the acquisition of radio stations KNSN-AM and KHSL-FM.

     As a result of the foregoing, the Company incurred a net loss for the eight-month period ended March 31, 1996, of $368,659 or $.76 per share based on a weighted average number of shares outstanding of 487,250.


ITEM 7.  FINANCIAL STATEMENTS

         See Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     The Company's change in principal independent accountant was previously reported in its Form 8-K dated May 27, 1997 and is therefore not required to be reported in this Form 10-KSB.

                            PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS,
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

                                Director/Officer
           Name                   Age           Position                Since

       John C. Power              34        Chairman of the Board
                                            Chief Executive Officer,
                                            President                    1995

       J. Andrew Moorer           35        Chief Financial Officer,
                                            Secretary, Treasurer,
                                            and Director                 1995

       Donald P. Griffin          49        Chief Operating Officer,
                                            Director                     1996

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     John C. Power. Mr. Power began his service as President, Chief Executive Officer and Chairman of the Board of the Company in June, 1995 upon consummation of the Company's acquisition of Broadcasting. Mr. Power has also served as President and Chief Executive Officer of Redwood MicroCap Fund, Inc. ("MicroCap") since February, 1992. MicroCap is registered as an Investment Company under the Investment Company Act of 1940, as amended (the "40 Act"). MicroCap has majority and minority-owned subsidiaries engaged in oil and gas exploration, production and management and radio broadcasting. Since November 1996, Mr. Power has been the Managing Member of Northern Lights Broadcasting, L.L.C., a limited liability company engaged in the acquisition and development of radio stations in Montana and North Dakota. Since November 1996, Mr. Power has also been President of Power Surge, Inc. Mr. Power has also served as president of Power Curve, Inc., a private investment and consulting firm since 1986, and as an officer and director of Signature Wines of Napa Valley, Inc. from September, 1996 to June 1996. Signature Wines is engaged in the resale and marketing of wines through a private label program. From March, 1994 to September, 1995, Mr. Power served as a general partner of Signature Wines, a California partnership, a predecessor entity of Signature Wines of Napa Valley, Inc. Mr. Power served as a director of Biosource International, Inc. (NASDAQ:
BIOI) from August, 1993 to December, 1994, of Optimax Industries,  Inc. (NASDAQ:
OPMX) from April, 1993 to March, 1995, and of AirSoft Corporation, a manufacturer of network communications software and systems, from 1993 to June, 1996. Mr. Power received his formal education at Occidental College and at the University of California at Davis.

     J. Andrew Moorer. Mr. Moorer, like Mr. Power, began his service with the Company upon consummation of the Company's acquisition of Broadcasting in June, 1995, and currently serves as the Company's Chief Financial Officer, Secretary, Treasurer, and as a member of the Company's Board of Directors. Mr. Moorer has also served as a Director of MicroCap since December, 1993, and as Chief Financial Officer of MicroCap since July, 1994. From May, 1990 to May, 1994, Mr. Moorer held the position of Chief Financial Officer of Applied Research Corporation, a large, publicly traded, scientific research and development company based in Landover, Maryland. From March, 1987 to May, 1990, Mr. Moorer was employed as a business analyst with Compudyne Corporation, a defense electronics manufacturer located in Annapolis, Maryland. Prior to accepting employment with Compudyne, Mr. Moorer was employed as a Certified Public Accountant with the international accounting firm of Coopers & Lybrand where he worked in the Audit and Emerging Business Services Group from January, 1985 to March, 1987. Mr. Moorer received his formal education at Loyola College, Baltimore, Maryland.

     Donald P. Griffin. Mr. Griffin recently joined the Company as a Director and as Chief Operating Officer. He is responsible for the sales, marketing and broadcasting operations in Redding, California. Mr. Griffin joins the Company with an extensive and highly successful career in radio broadcasting. Most recently, Mr. Griffin was Vice President and General Manager of WLQT\WDOL Radio in Dayton, Ohio. At WLQT\WDOL he was responsible for tripling revenues in three years, growing from seven percent (7%) to twelve and one-half percent (12.5%) of the market. He also held the position of General Sales Manager for WONE/\WTUE Radio, a country/AOR format, in Dayton, Ohio. While at WONE\WTUE, Mr. Griffin took revenues from nineteen percent (19%) to twenty-nine percent (29%) in three years, and was Sales Manager of the year in 1988/. Mr. Griffin has been a General Manager in a number of turn-around stations producing dramatic increases in revenues in his initial year of responsibility. His sales programs have included the addition of college and professional sport broadcasting, special weekend programs and value-rated sales concepts which increased revenues as much as seventy-five (75%) in a six-month period. Mr. Griffin holds a B.A. degree in Communications Arts from the University of Dayton.

         Each Director is elected to serve for a term of one (1) year until the next Annual Meeting of Shareholders or until a successor is duly elected and qualified.

         Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

         In December, 1996, the Company formed an Audit Committee of the Board of Directors comprised of Messrs. Power and Moorer. No member of the Audit Committee will receive additional compensation for his service as a member of that Committee. The Audit Committee is responsible for providing assurance that financial disclosures made by Management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, review accounting policies and policy decisions, review the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquire about the existence and substance of any significant accounting accruals, reserves or estimates made by Management, review with Management the Management's Discussion and Analysis section of the Annual Report, review the letter of Management representations given to the independent public accountants, meet privately with the independent public accountants to discuss all pertinent matters, and report regularly to the Board of Directors regarding its activities.

         During the twelve (12) months ended March 31, 1997, the Company did not have standing compensation or nominating committees of the Board of Directors.

         Any transaction between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

SECTION 16(A) BENEFICIAL OWNERSHIP OF REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities (collectively, the "Covered Shareholders"), to file with the Commission initial reports of ownership and reports of changes of ownership of certain equity securities of the Company. Covered Shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Section 16(b) of the Exchange Act requires the Covered Shareholders to return to the Company any profit resulting from the purchase and sale of the Company's securities consummated within a period of less than six months.

         Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Transition Period 1996, all filing requirements applicable to its Covered Shareholders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table and discussion sets forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for the periods covered by this Form 10-KSB; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

                   SUMMARY COMPENSATION TABLE

                             Long Term Compensation
             Annual Compensation (1)              Awards   Payouts
--------------------------------------------------------------------------------
                                  Other
                                 Annual   Restricted                   All Other
 Name and                        Compen-    Stock               LTIP     Compen-
 Principal  Year  Salary  Bonus  sation    Award(s)  Options/  Payouts   sation
 Position          ($)     ($)    ($)(1)    ($)        SARS      ($)       ($)
--------------------------------------------------------------------------------
John C. Power
 President, 1997  $-0-    $-0-     $-0-     $-0-       $-0-     $-0-       $-0-
 CEO and
 Chairman   1996(2)-0-    $-0-   $7,500(3)  $-0-       $-0-     $-0-       $-0-
 of the
 Board      1995   -0-(3) $-0-   $5,000(3)  $-0-       $-0-     $-0-       $-0-

--------------------------------------------------------------------------------

(1) No executive officer received perquisites and other personal benefits which, in the aggregate, exceeded the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the respective fiscal years.

(2)  In January, 1996, the Company changed its fiscal year from July 31 to March
     31.  As  a  result,   information   reported  for  fiscal  1996  represents
     compensation paid during the eight (8) months ended March 31, 1996.

(3) The Company paid MicroCap a consultation fee in the amount of $7,500 during the eight (8) months ended March 31, 1996 and $5,000 during the year ended July 31, 1995. The consultation fee paid to MicroCap is representative of the reasonable management expenses of the Company on a stand-alone basis at that time. Mr. Power currently serves as President, CEO and Chairman of the Board of MicroCap.


1995 INCENTIVE STOCK OPTION PLAN

     On December 5, 1995, the Board of Directors of the Company adopted the Redwood Broadcasting, Inc. 1995 Incentive Stock Option Plan (the "ISOP"). Pursuant to the ISOP, the Company's Board of Directors is authorized to issue options for the purchase of up to 150,000 shares of the Company's Common Stock to key employees of the Company. Options granted under the ISOP to eligible participants may take the form of Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISOs (Non-Qualified Stock Options or "NQSOs"). As required by Section 422 of the Code, the aggregate fair market value (as defined in the ISOP) of the Company's Common Stock (determined as of the date of grant of the ISO) with respect to which ISOs granted to an employee are exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSOs. The exercise price of an ISO may not be less than 100% of the fair market value of the shares of the Company's Common Stock (or 110% of the fair market value if granted to a person who owns 10% or more of the Company's outstanding shares) on the date of grant. The exercise price of a NQSO may be set by the administrator of the ISOP. The exercise price under any option will be adjusted as provided in the ISOP to reflect stock dividends, splits, other recapitalizations or reclassifications or changes affecting the number or kind of outstanding shares. Fair market value of the Company's Common Stock is defined in the ISO as the closing sale price of the Common Stock on the OTC Electronic Bulletin Board System or any securities exchange on which the shares of Common Stock are then listed.

         The ISOP is administered by a committee made up of members of the Company's Board of Directors (the "Committee"), which determines eligible employees, the time and number of options to be granted, and the periods for which such options are granted. There are limitations on the number of options which can be granted and the aggregate fair market value of the stock in any given year. All options granted under the ISOP can be made subject to vesting by the Committee in its discretion.

        During the year ended March 31, 1997, the Company issued 100,000 options under the plan to an employee. The options have an exercise price of $1.20 per share and vest over a four year period. No options have vested as of March 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock by: (i) each of the directors and executive officers of the Company, (ii) all officers and directors of the Company as a group, and (iii) holders of 5% or more of the Company's Common Stock. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address                        Number of Shares
of Beneficial Owner                     Beneficially Owned

Officers, Directors,
and Principal Shareholders

John C. Power (1)                              662,750               61.7%
P.O. Box 3458
Carefree, AZ  85377

J. Andrew Moorer (2)                           593,516               55.2%
4528 E. Duane Lane
Cave Creek, AZ  85331

Redwood MicroCap Fund, Inc. (3)(4)             550,000               51.2%
P.O. Box 3463
Carefree, AZ  85377

Combined Penny Stock Fund, Inc. (5)             58,229                5.42%
2055 Anglo Drive, Suite 105
Colorado Springs, CO  80918

Brian Power (6)                                 72,605                6.75%
Nut Tree Ranch
Nut Tree, CA  95690

Officer and Directors
as a Group (three (3) individuals)             706,266               65.7%


     (1) Includes 550,000 shares held of record by Redwood MicroCap Fund, Inc.,a Colorado corporation, of which Mr. Power is an officer, director and shareholder and, as such, would be deemed to exercise the shared voting and investment power with respect to such securities. Mr. Power disclaims beneficial ownership of the securities for purposes of Section 16 under the Exchange Act. Assumes no shares are sold by MicroCap in the Selling Shareholders' Offering. Also, includes 7,750 shares held of record by the John C. Power Profit Sharing Plan. Mr. Power currently serves as the Plan's administrator and is beneficiary and as such, would be deemed to exercise voting and investment power with respect to such securities. Also includes 87,500 shares held of record by Power Curve, Inc., a controlled corporation of Mr. Power.

     (2) Includes 550,000 shares held of record by Redwood MicroCap Fund, Inc., a Colorado corporation of which Mr. Moorer is an officer and director and, as such, would be deemed to exercise the shared voting and investment power with respect to such securities. Mr. Moorer disclaims beneficial ownership of the securities for purposes of Section 16 under the Exchange Act. Assumes no shares are sold by MicroCap in the Selling Shareholders' Offering.

     (3) Includes 195,371 shares of Common Stock acquired pursuant to the terms of the RBI Agreement. (See "CERTAIN TRANSACTIONS - RBI Agreement"), which have been pledged as collateral to secure MicroCap's guarantee of the Company's obligation to purchase up to 203,008 shares of the Company's Common Stock upon exercise of the Puts. Also includes 216,559 shares of the Common Stock issued to MicroCap in satisfaction of $259,371 in debt owed to MicroCap by the Company. Also includes 92,750 shares of Common Stock to be acquired from certain CRI Shareholders.

     (4) Redwood MicroCap Fund, Inc. is a diversified, closed-end, mutual fund registered under the Investment Company Act of 1940 (the "1940 Act"). Voting and investment power with respect to these securities is exercised by the company's Board of Directors, whose members are John
          C. Power, Joseph O. Smith, and J. Andrew Moorer.

     (5) Combined Penny Stock Fund, Inc. is a Colorado-based business development company located in Colorado Springs, Colorado. Voting and investment power with respect to these securities is exercised by the Company's Board of Directors whose members include Allan W. Williams, Dr. A. Leonard Nacht, Brian Power and John Overturf.

     (6) Includes 58,229 shares of Common Stock owned of record by Combined Penny Stock Fund, Inc., on which Mr. Power serves as a member of the Board of Directors. Mr. Power disclaims beneficial ownership of the shares held of record by Combined Penny Stock Fund, Inc. for purposes of Section 16 of the Exchange Act.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CRI AGREEMENT

         In connection with the formation of the Company, the Company issued to CRI 300,008 shares of the Company's $.004 par value Common Stock ("Spin-Off Shares"), in exchange for one hundred percent (100%) of CRI's real and personal property, subject to certain liabilities, saving and excepting cash, cash equivalents or marketable securities having an aggregate fair market value of not less than $250,000. Pursuant to the terms of the CRI Agreement, CRI agreed to distribute the Spin-Off Shares to the shareholders of record of CRI as of December 16, 1994, upon the effective date of the Registration Statement of which this Prospectus forms a part. The CRI Shareholders will not be charged or assessed for the shares of Company Common Stock and neither CRI nor the Company will receive any proceeds from the distribution of the Company Common Stock. Pursuant to the terms of the CRI Agreement, the Company is bearing the cost of the distribution.

RBI AGREEMENT

         In connection with the Company's acquisition of Broadcasting (See "BUSINESS - History-Redwood Broadcasting, Inc."), the Company issued to RBI's shareholders 300,000 shares of the Company Common Stock in exchange for one hundred percent (100%) of the issued and outstanding shares of Common Stock of Broadcasting. Subsequent to the acquisition, Broadcasting was merged with and into the Company, with the Company remaining as the surviving entity.

         In connection with the acquisition of Broadcasting, the Company did not obtain an opinion of an investment banker, accountant or other third party that the terms of the transaction were fair to the Company's future shareholders who would receive their shares in this shares in the Spin-Off. In lieu of obtaining such opinions, MicroCap (Broadcasting's parent corporation) agreed to purchase from certain of the CRI Shareholders the right to receive a total of 97,000 Spin-Off Shares at a price of $1.20 per share. As MicroCap lacked the resources and capital to extend the same offer and opportunity to all CRI Shareholders, the Company required as a condition to closing the transaction that MicroCap guarantee its obligations under the Put Options being issued to the remaining CRI Shareholders. The Puts require the Company to purchase and redeem any and all shares tendered at a price of $1.50 per share. The Puts will be exercisable for a period of ninety (90) days following the effective date of the Registration Statement of which this Prospectus forms a part. The Putholders will not be charged or assessed for Puts and the Company will not receive any proceeds from the proceeds of the Puts. The Company is bearing the cost of the distribution of the Puts.

MICROCAP GUARANTEE

         Pursuant to the terms of the RBI Agreement, the Company's obligation to purchase and redeem any and all shares tendered upon exercise of the Puts has been guaranteed by MicroCap, which guarantee is secured by shares of the Company's Common Stock owned by MicroCap. MicroCap's obligations under the Guarantee are direct, unconditional, and independent of the obligations of the Company. In the event the Company fails to redeem shares of Common Stock which have been tendered in accordance with Put Exercise Procedures, a cause or causes of action may be brought and prosecuted against the Company alone, or the Company and MicroCap or only MicroCap for the full amount of the outstanding indebtedness due and owing upon said exercise without the necessity of first proceeding against or joining the Company.

MICROCAP DEBT CONVERSION

     During the year ended March 31, 1997, the Company issued 66,559 shares of common stock to MicroCap to retire notes and accounts payable totalling $79,871.

TRIPOWER RESOURCES, INC., DEBT OBLIGATION

     In conjunction with the acquisition of KHSL-AM\FM by Alta, Alta borrowed the sum of $375,000 from TriPower Resources, Inc., which indebtedness was evidenced by Alta's promissory note (the "Note") and was originally secured by the Chico Property, which was sold by the Company in April, 1996. The TriPower Note was then collateralized by a pledge of 100% of the shares of Alta Common Stock. TriPower Resources, Inc. is a controlled corporation of the Company's President, John C. Power. Pursuant to the terms of the Note, Alta has agreed to pay TriPower Resources, Inc. interest on the unpaid principal balance at the rate of fourteen percent (14%) per annum. During the eight (8) months ended March 31, 1996, the Company made a principal reduction payment of $75,000, leaving a principal balance of $300,000. The TriPower Note was paid in full during the year ended March 31, 1997 and all collateral was returned to the Company.

MICROCAP BORROWINGS

     The Company has received approximately $681,875 from MicroCap in the form of inter-Company borrowings, which indebtedness is unsecured. The funds received were used for working capital.

POWER CURVE, INC. STOCK PURCHASE

     During the year ended March 31, 1997, the Company received private placement proceeds of $105,000 in exchange for the issuance of $87,500 shares of common stock at $1.20 per share to Power Curve, Inc., a corporation controlled by John C. Power, an officer and director of the Company.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

          The exhibits as indexed below are included as part of this Form 10-KSB

      (b)  Reports on Form 8-K

            8K filed 3/31/97 - KHSL/KNSN sale
                                  - KARZ/KNRO LMA and purchase option

          The following Exhibits have previously been filed as part of a Registration Statement pursuant to item 601 of Regulation S-B:

                         Index to Exhibits
                         -----------------

     Exhibit No.    Description

          2.0 Agreement and Plan or Reorganization Dated as of December 5, 1994, between and among Cell Robotics, Inc., Intellegent Financial Corporation, Micel, Inc., Bridgeworks Investors 1, LLC, and Ronald K. Lohrding

          2.1 Agreement and Plan of Reorganization Date as of June 16, 1995, between and among Intelligent Financial Holding Corporation, Redwood Microcap Fund, Inc., and Redwood Broadcasting Inc.

          3.0(i) Articles of Incorporation of Intelligent Financial Holding Corporation

          3.0(ii)   By-laws of Intelligent Financial Holding Corporation

          4.1       Specimen Certificate of Common Stock

          4.2       Specimen Put Option Certificate

          4.3       Redwood Broadcasting Inc. 1995 Incentive Stock Option Plan

          5.0 Opinion of Newman & Cobb regarding the legality of the securities being registered

         10.0       KHSL-AM/FM Asset Purchase Agreement dated February 3, 1995

         10.1       KHSL Local Management Agreement

         10.3       Agreement  to  Convert Debt dated September 30, 1995 between
                    Intelligent   Financial  Holding   Corporation  and  Redwood
                    MicroCap Fund, Inc.

         10.4       KNNN Letter of Intent

         10.5       KNNN Asset Purchase Agreement

         10.6       KNSN-AM and KHSL-FM Asset Purchase Agreement dated March 12,
                    1996

         10.7       Redwood MicroCap Fund Inc. Consultation Agreement

         10.8       Selected Dealer Agreement

         16.0       Letter on Change and Certifying Accountant

         21.0       Subsidiaries

         23.1       Consent of Neuman & Cobb

         23.2 Consent of Schumacher & Associates, Inc., Certified Public Accountants

         23.3       Consent of Stockman, Kast, Ryan & Scruggs, P.C.

         * Incorporated by referenced from Registrant's Registation Statement on Form SB-2, S.E.C. File No. 33-80321, as filed with the Commission on December 12, 1995.

         ** Incorporated by referenced from Registrant's Pre-Effective Amendment No.1 to Registration Statement on Form SB-2 S.E.C. File No.33-80321, as filed with the Commission on October 3, 1996.

         *** Incorporated by referenced from Registrant's Pre-Effective Amendment No.2 to Registration Statement on Form SB-2 S.E.C. File No.33-80321, as filed with the Commission on January 2, 1997.

                                   SIGNATURES


DATED:  07/14/97                    REDWOOD BROADCASTING

                            By: /s/ JOHN C. POWER
                                    John C. Power
                                    President and Chief Executive Officer


                            By: /s/ J. ANDREW MOORER
                                    J. Andrew Moorer
                                    Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                          Date

/s/ John C. Power            President and Chief Executive Officer     07/14/97
JOHN C. POWER                 Chairman of the Board of Directors


/s/ J. Andrew Moorer         Chief Financial Officer and Director      07/14/97
J. ANDREW MOORER


/s/ Don Griffin              Chief Operating Officer and Director      07/14/97
DON GRIFFIN

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                 Page

INDEPENDENT AUDITORS' REPORTS                                      1

CONSOLIDATED  FINANCIAL  STATEMENTS
Consolidated  Balance  Sheet                                       3
Consolidated Statements of Operations                              4
Consolidated Statements of Stockholders' Equity                    5
Consolidated Statements of Cash Flows                              6
Notes to Consolidated Financial Statements                         7

INDEPENDENT AUDITORS' REPORT


Redwood Broadcasting, Inc.
Colorado Springs, Colorado


We  have  audited  the  accompanying   consolidated  balance  sheet  of  Redwood
Broadcasting, Inc. and subsidiaries as of March 31, 1997 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redwood Broadcasting, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





STOCKMAN KAST RYAN & SCRUGGS, P.C.
Colorado Springs, Colorado
June 25, 1997

The Board of Directors
Redwood Broadcasting, Inc.

We have audited the statements of operations, changes in stockholders' equity and cash flows of Redwood Broadcasting, Inc. and consolidated subsidiaries for the eight months ended March 31, 1996 and the year ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Redwood Broadcasting, Inc. and consolidated subsidiaries for the eight months ended March 31, 1996 and the year ended July 31, 1995 in conformity with generally accepted accounting principles.


Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO  80112

June 6, 1996

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
                                                                       March 31,
                                                                         1997
ASSETS
CURRENT ASSETS
Cash                                                                 $   40,791
Accounts receivable, net                                                121,560
Receivable from related parties (Note 5)                                 71,546
Receivable from sale of radio station (Note 2)                          633,000
Other current assets                                                     12,907
                                                                      ---------
Total current assets                                                    879,804

PROPERTY AND EQUIPMENT,
  net (Note 3)                                                          213,472
INTANGIBLE ASSETS, net (Note 4)                                         996,584

NOTE RECEIVABLE FROM SALE OF RADIO STATION (Note 2)                     200,000
OTHER ASSETS                                                            156,963
                                                                      ---------
TOTAL                                                                $2,446,823
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                  $388,665
Payables to related parties (Note 5)                                    156,875
Current portion of notes payable (Note 6)                                62,884
Current portion of notes payable to related parties (Note 5)             25,000
Capital lease obligations (Note 7)                                       11,994
                                                                      ---------
Total current liabilities                                               645,418

NOTES PAYABLE (Note 6)                                                  605,208
NOTES PAYABLE TO RELATED PARTIES (Note 5)                               665,449
                                                                      ---------
Total liabilities                                                     1,916,075
                                                                      ---------
COMMITMENTS (Note 7)
REDEEMABLE COMMON STOCK (Note 8)                                        304,512
                                                                      ---------
STOCKHOLDERS' EQUITY (Note 8)
Preferred stock, par value $.04; 2,500,000 shares authorized;
    none issued and outstanding
Common stock, par value $.004; 12,500,000 shares authorized;
    871,992 shares issued and outstanding                                 3,488
Additional paid-in capital                                              820,147
Accumulated deficit                                                    (552,399)
Note receivable from stockholder                                        (45,000)
                                                                      ---------
Total stockholders' equity                                              226,236
                                                                      ---------
TOTAL                                                                $2,446,823
                                                                      =========







See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Eight Months
                                   Year Ended          Ended        Year Ended
                                 March 31, 1997   March 31, 1996   July 31, 1995
REVENUE
Broadcast revenue                  $ 545,185         $ 440,457        $ 377,023
Less agency commissions               37,268            11,071            9,475
                                   ---------         ---------        ---------
Net revenue                          507,917           429,386          367,548
                                   ---------         ---------        ---------
OPERATING EXPENSE
General and administrative           347,635           314,180          228,054
Broadcasting                         339,499           306,603          222,553
Selling                              104,169            94,075           68,286
Depreciation and amortization        152,175            77,649            9,108
Corporate restructuring (Note 8)     122,747
                                   ---------         ---------        ---------
Total                              1,066,225           792,507          528,001
                                   ---------         ---------        ---------
LOSS FROM OPERATIONS                (558,308)         (363,121)        (160,453)
                                   ---------         ---------        ---------

OTHER INCOME (EXPENSE)
Gain on sale of radio
  stations (Note 2)                  678,206
Loss on sale of land (Note 2)        (80,000)
Interest expense (Note 5)           (147,930)          (22,436)
Other income - net                    87,857            16,898
                                   ---------         ---------
OTHER - net                          538,133            (5,538)
                                   ---------         ---------        ---------
NET LOSS                            $(20,175)        $(368,659)       $ 160,453
                                   =========         =========        =========
NET LOSS PER COMMON SHARE           $   (.03)        $    (.76)       $    (.49)
                                   =========         =========        =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING               732,201           487,250          325,000
                                   =========         =========        =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             Note
                                     Additional           Receivable   Total
                       Common Stock   Paid-In  Accumulated   from  Stockholders'
                      Shares  Amount  Capital    Deficit  Stockholder  Equity

BALANCES,
    AUGUST 1, 1994    300,000 $1,200  $  2,300  $  (3,112)           $     388
Capital
  contribution                         241,798                         241,798
Reorganization         97,000    388    11,259                          11,647
Net loss                                         (160,453)            (160,453)
                     --------  -----   -------   --------             --------
BALANCES,
    JULY 31, 1995     397,000  1,588   255,357   (163,565)              93,380
Issuance of common
  stock in private
  placement            25,000    100    29,900                          30,000
Issuance of common
  stock to extinguish
  debt                150,000    600   179,400                         180,000
Issuance of common
  stock for services    5,500     22     3,278                           3,300
Net loss                                         (368,659)            (368,659)
                      -------  -----   -------   ---------            ---------
BALANCES,
    MARCH 31, 1996    577,500  2,310   467,935   (532,224)             (61,979)

Issuance of stock in
  private placements
  (Note 8)            132,750    531   158,769                         159,300
Issuance of common
  stock to extinguish
  debt (Note 8)        71,559    286    85,585                          85,871
Issuance of common
  stock for services
  (Note 8)             46,016    184    55,035                          55,219
Issuance of common
  stock to officer
  (Note 8)             37,500    150    44,850               $(45,000)
Issuance of common
  stock for investment  6,667     27     7,973                           8,000
Net loss                                         (20,175)              (20,175)
                       ------  -----    ------   --------     -------- --------
BALANCES,
    MARCH 31, 1997    871,992 $3,488  $820,147 $(552,399)    $(45,000) $226,236
                      =======  =====   =======  =========     ======== ========








See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Eight Months
                                              Year Ended     Ended    Year Ended
                                               March 31,    March 31,   July 31,
                                                 1997         1996        1995
OPERATING ACTIVITIES
Net loss                                      $ (20,175)  $(368,659)  $(160,453)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization               152,175      77,649       9,108
    Gain on sale of radio stations             (678,206)
    Loss on sale of land                         80,000
    Loss on disposals of equipment                5,942
    Changes in operating assets and liabilities:
       Accounts receivable                      (42,226)     52,704    (139,538)
       Other current assets                      10,986
       Accounts payable and accrued expenses     10,008     251,008     271,720
       Other assets                             (54,099)    (49,635)     (6,723)
                                              ---------    --------    --------
Net cash used in operating activities          (535,595)    (36,933)    (26,886)
                                              ---------    --------    --------
INVESTING ACTIVITIES
Proceeds from sale of radio stations, net       588,333      78,991
Proceeds from sale of land, net                 370,000
Purchases of radio stations                    (448,920)               (329,173)
                                              ---------    --------    --------
Net cash provided by (used in)
  investing activities                          509,413      78,991    (329,173)
                                              ---------    --------    --------
FINANCING ACTIVITIES
Proceeds from borrowings under
  related party notes                         1,198,808
Proceeds from borrowings under notes            465,000                 131,844
Principal payments on notes to
  related parties                              (848,533)
Principal payments on notes                    (761,908)    (75,576)    (26,100)
Decrease in net payable to related parties     (132,030)
Payments on capital lease obligations           (13,664)
Proceeds from issuance of common stock          159,300      30,000
Capital contribution and reorganization                                 253,445
                                              ---------    --------    --------
Net cash provided by (used in)
  financing activities                           66,973     (45,576)    359,189
                                              ---------    --------    --------
NET INCREASE (DECREASE) IN CASH                  40,791      (3,518)      3,130
CASH, Beginning of period                            --       3,518         388
                                              ---------    --------    --------
CASH, End of period                            $ 40,791     $    --    $  3,518
                                              =========    ========    ========
SUPPLEMENTAL NONCASH INVESTING  ACTIVITIES
Promissory note received for sale of
  radio stations                              $ 200,000
Receivable for sale of radio stations           633,000
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Issuance of common stock for services         $  55,219
Issuance of common stock to repay debt           85,871   $180,000
Issuance of common stock in exchange for note
  receivable to officer                          45,000
Issuance of common stock for investment           8,000
Notes issued in acquisition of radio
  station assets and land                       655,000                $735,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                        $ 115,689   $ 22,436






See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization -- Redwood Broadcasting, Inc. ("RBI") and its subsidiaries (collectively, the Company), operate in the radio broadcasting industry. RBI is a majority-owned subsidiary of Redwood MicroCap Fund, Inc. ("MicroCap"). Organized as a holding company for the purpose of acquiring and developing undervalued radio broadcasting properties located in small to medium sized markets, the Company has embarked upon an aggressive acquisition and development program and continues to seek acquisition and development opportunities in the broadcast industry. The Company currently operates radio stations in Northern California.

         Principles of Consolidation -- The consolidated financial statements include the accounts of RBI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Accounts Receivable -- The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. At March 31, 1997, the allowance was $3,200.

         Property and Equipment -- Property and equipment are recorded at fair value as of the date of acquisition of the related radio station or cost if purchased subsequently. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follow: buildings and improvements - 10 years; transmitter - 20 years; computer equipment - 3 years; and technical equipment and furniture and fixtures - 5 to 7 years. The recoverability of the carrying value of property and equipment is evaluated periodically in relation to the estimated value of the radio stations based on their operating performance and cash flows.

         Intangible Assets -- Intangible assets include the radio station purchase price allocations to license costs and the noncompete agreement. License costs are amortized over a period of 20 years and the noncompete agreement is amortized over the three year period of the agreement. The recoverability of the carrying value of intangible assets is evaluated periodically in relation to the estimated value of the radio stations based on their operating performance and cash flows.

         Revenue Recognition -- The Company's primary source of revenue is the sale of air time to advertisers. Revenue from the sale of air time is recorded when the advertisements are broadcast.

         Barter Transactions -- Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized based on the fair value of the goods or services received when the advertisements are broadcast. Expense is recognized when goods and services are used.

         Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rate is recognized in the period that includes the enactment date.

         Loss Per Common Share -- Loss per common share is based upon the net loss applicable to common shares and upon the weighted average of common shares outstanding during the period. The exercise of common stock warrants was not assumed in the calculation of loss per common share because the effect would be antidilutive. The weighted average common shares outstanding excludes shares which are reflected as redeemable common stock.

         Use of Estimates -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

         Statement of Cash Flows -- For purposes of the statement of cash flows, highly liquid investments, maturing within three months of acquisition, are considered to be cash equivalents.

         Concentrations of Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. Also, the Company's radio stations broadcast in Northern California which results in a risk to the Company due to the concentration in one geographic area.

         Reclassifications--  Certain  amounts  in the 1995  and 1996  financial
         statements   have  been   reclassified   to   conform   with  the  1997
         presentation.


2.       RADIO STATION ACQUISITIONS AND SALES

         In  1994,  RBI  formed  a  wholly-owned  subsidiary,   Alta  California
         Broadcasting, Inc. (Alta), to pursue radio acquisition opportunities in Northern California. A description of such stations follows:

         KHSL AM/FM -- In February 1995, Alta entered into a Local Marketing Agreement (LMA) with an option to purchase radio stations KHSL-AM/FM licensed to Chico and Paradise, California, respectively. The purchase closed on June 19, 1995. Subsequent to its acquisition by Alta, KHSL-AM changed its call letters to KNSN-AM.

         In March 1996, Alta entered into separate Asset Sale Agreements to sell the assets of both KNSN-AM and KHSL-FM, excluding a parcel of land, for $1,466,333. Concurrently with signing the Asset Sale Agreements, Alta entered into an LMA with the prospective purchaser. When the sale closed on March 31, 1997, the LMA terminated.

         At closing Alta received $633,333 in cash and a $200,000 promissory note bearing interest at a rate of 7% and maturing on March 31, 1999 for KHSL-FM. Alta is also to receive $633,000 in cash no later than August 31, 1997 for KNSN-AM; however, pursuant to the Asset Purchase Agreement, the buyer of KNSN-AM has the option to defer payment of such amount for a monthly option fee of $10,000. A gain on the sale of the stations of $678,206 has been recorded in the accompanying statement of operations for the year ended March 31, 1997.

         Management believes that the fair values of its receivables relating to the sale of the stations are not materially different from their carrying values.

         In April 1996, the parcel of land was sold to an unrelated party for $370,000. A loss on the sale of $80,000 has been recorded in the accompanying statement of operations for the year ended March 31, 1997.

         KRDG-FM (f/k/a KHZL and KCFM) -- In March 1995, Alta entered into a LMA with an option to purchase radio station KCFM-FM licensed to Shingletown, California, which began commercial broadcasting in August 1995. KCFM-FM primarily serves the Redding, California market. In September 1995, KCFM-FM changed its call letters to KHZL-FM. In July 1996, Alta completed the acquisition of KHZL-FM, thereby terminating the LMA. Alta paid $65,000 cash and issued a $155,000 promissory note as consideration for KHZL-FM (see Note 6). The acquisition was recorded using the purchase method and the $220,000 purchase price was recorded as license costs as no other assets of KHZL-FM were acquired. Effective September 27, 1996, Alta changed KHZL-FM's call letters to KRDG-FM.

         KNNN-FM -- In May 1996, Alta entered into an Asset Purchase Agreement to acquire KNNN-FM licensed to Central Valley, California and assigned its rights to Alta's wholly-owned subsidiary, Northern California Broadcasting, Inc. KNNN-FM primarily serves the Redding, California market. In August 1996, Alta began operating KNNN-FM under a LMA pending approval of the transfer of ownership by the FCC. The purchase price for KNNN-FM was $825,000, $325,000 of which was paid in cash at closing, and the balance of which was in the form of a promissory note (see Note 6). Pursuant to the Asset Purchase Agreement, the seller of KNNN-FM agreed to not compete with the Company in the Redding, California market for a period of three years. The acquisition was recorded using the purchase method and the purchase price was allocated to property and equipment, the noncompete agreement and license costs, based on their respective estimated fair values.

         KLXR-FM -- In May 1996, Alta entered into an Asset Purchase Agreement to acquire KLXR-AM, licensed to Redding, California, for a total purchase price of $100,000. In February 1997, Alta entered into a LMA with the prospective seller until the sale closes at which time the LMA will terminate. The sale had not closed as of June 25, 1997.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 1997:


         Buildings and improvements                                $ 29,437
         Equipment                                                  112,844
         Transmitters                                                68,516
         Furniture and fixtures                                      40,341
                                                                    -------
         Total property and equipment                               251,138
         Less accumulated depreciation                               37,666
                                                                    -------
         Property and equipment-- net                              $213,472
                                                                    =======

4.       INTANGIBLE ASSETS

         Intangible assets consist of the following at March 31, 1997:

         License costs                                           $  950,489
         Noncompete agreement                                       100,000
                                                                  ---------
         Total intangible assets                                  1,050,489
         Less accumulated amortization                               53,905
                                                                  ---------
         Intangible assets-- net                                 $  996,584
                                                                  =========

5.       RELATED PARTY TRANSACTIONS

         Notes payable to related parties consist of the following at March 31, 1997:

         Uncollateralized notes payable to MicroCap with interest
             at 8% and principal due on March 31, 1999               $525,000

         Uncollateralized note payable to an entity controlled by
             an officer and stockholder of RBI with interest at 14%
             and principal and interest due on March 31, 1999         100,000

         Uncollateralized note payable to an entity controlled by an officer and stockholder of RBI with interest at 12% and
            principal and interest due on demand                       25,000

         Uncollateralized notes payable to stockholders with interest
             at 8% and principal and interest due on March 31, 1999    40,449
                                                                      -------
         Total                                                        690,449
         Less current portion                                          25,000
                                                                      -------
         Total                                                       $665,449
                                                                      =======

         The Company recorded interest expense on the related party notes of approximately $79,000 for the year ended March 31, 1997.

         Management believes that the fair values of its notes payable to related parties are not materially different from their carrying values based on the terms and varying characteristics of the notes.

         The Company has receivables from and payables to entities controlled by an officer and stockholder of RBI totalling $71,546 and $156,875, respectively, as of March 31, 1997. Such balances do not bear interest and have no set repayment terms.

         During the eight months ended March 31, 1996 and the year ended July 31, 1995 the Company paid $7,500 and $5,000, respectively, in consulting fees to MicroCap. No consulting fees were paid during the fiscal year ended March 31, 1997.

         See Note 8 regarding common stock transactions with related parties.


6.       NOTES PAYABLE

         Notes payable consist of the following at March 31, 1997:

         Note payable to seller of KNNN-FM with interest at 8.5%,
           collateralized by the common  stock of  Northern
           California  Broadcasting, Inc., payable in monthly
           installments of principal and interest of $6,199
           through October 2001 with the remaining balance due
           at that date                                             $ 484,725

         Note payable to seller of KRDG-FM with interest at 8.25%
           and payable semi-annually, principal payable on
           July 31, 2004, collateralized by property and equipment,
           guaranteed by MicroCap                                     155,000

         Other notes  payable,  with interest rates ranging from 8%
           to 12%, past due as of March 31, 1997, uncollateralized     28,367
                                                                     --------
         Total                                                        668,092
         Less current portion                                          62,884
                                                                     --------
         Total                                                      $ 605,208
                                                                     ========

         Under the terms of the promissory note agreements, future minimum annual principal payments during the next five fiscal years ending
         March  31 are  as  follows:  1998 -  $62,884;  1999 -  $37,568;  2000 -
         $40,889; 2001 - $44,503 and 2002 - $327,248.

         The Company has a $25,000 line of credit agreement with a bank which expires on April 1, 1998. Borrowings under the line of credit agreement bear interest at a rate of 7.9% and are collateralized by a certificate of deposit of MicroCap. There were no borrowings under the line of credit agreement as of or during the year ended March 31, 1997.

         Management believes that the fair values of its notes payable are not materially different from their carrying values based on the terms and varying characteristics of the notes.


7.       LEASE AGREEMENTS

         The Company leases land and equipment under operating lease agreements expiring in various years through 2001 and leases equipment under a capital lease agreement expiring in 1998. Lease expense under the operating lease agreements totalled $74,039, $36,540 and $101,418 for the year ended March 31, 1997, the eight months ended March 31, 1996 and the year ended July 31, 1995, respectively.

         At March 31, 1997, future minimum lease payments under the lease agreements are summarized as follows:

                                                      Capital      Operating
                                                       Lease        Leases

         1998                                        $13,858   $      54,821
         1999                                                         36,849
         2000                                                         16,310
         2001                                                          2,577
                                                      ------         -------
         Total minimum lease payments                 13,858        $110,557
         Less amount representing interest             1,864         =======
                                                      ------
         Capital lease obligation                    $11,994
                                                      ======

         The equipment under capital lease is as follows at March 31, 1997:

         Equipment                                   $42,416
         Less accumulated depreciation                 3,361
                                                      ------
         Net                                         $39,055
                                                      ======

8.       STOCKHOLDERS' EQUITY

         In February 1997, the Company completed the filing of a Registration Statement Form SB-2 under the Securities Act of 1933. The filing effectively registered for sale all shares of common stock issued and outstanding at that time, 203,008 common stock put options which were subsequently issued to certain stockholders, 203,008 put option guarantees under which MicroCap guarantees the Company's obligation under the put options, and an additional 400,000 shares of the Company's common stock to be offered to the public. The registration of the outstanding shares, the put options and the put option guarantees was required pursuant to the Agreement and Plan of Reorganization dated June 16, 1995.

         In connection with the completion and filing of the registration statement, the Company incurred certain legal, accounting and consulting costs. The portion of such costs which related to the registration of the previously issued and outstanding shares, the put options and put option guarantees were charged to corporate restructuring expense in accompanying statement of operations since no proceeds were realized relating to the registration of such securities. Approximately $62,000 of such costs which related to the registration of the additional 400,000 shares to be offered to the public is included within other assets at March 31, 1997 and will be reflected as a reduction of proceeds upon the sale of these shares. Subsequent to March 31, 1997 and through June 25, 1997, the Company has issued 50,000 shares for $100,000.

         At March 31, 1997, the 203,008 common stock put options remained outstanding. The put options grant the optionholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 has been classified as redeemable common stock in the accompanying balance sheet at March 31, 1997. The put options expired June 13, 1997; however, prior to such expiration, 102,946 options were exercised by the optionholders and, accordingly, the Company will acquire all of these shares of the Company's common stock for $154,419. The remaining put options were forfeited.

         During the eight months ended March 31, 1996, the Company issued 150,000 shares of its common stock to MicroCap to extinguish an obligation to MicroCap of $180,000. During the year ended March 31, 1997, the Company issued 66,559 shares of common stock to MicroCap to retire notes and accounts payable totalling $79,871. During the year ended March 31, 1997 the Company received proceeds from several private placement transactions. In one transaction, private placement proceeds of $36,000 were received for 30,000 shares of common stock. Also, included within the private placement proceeds is $129,300 received from related parties during the year ended March 31, 1997 for 107,750 shares of common stock.

         During the year ended March 31, 1997, the Company issued 46,016 shares of common stock for legal and other services. The estimated fair value of the services of $55,219 was charged to operations.

         The Company has a $45,000 note receivable from an officer of RBI as of March 31, 1997 relating to a purchase by the officer of 37,500 shares of RBI common stock. The note bears interest at 7%, matures on August 1, 2002 and is collateralized by a second deed of trust on the officer's personal residence.

         During the year ended July 31, 1995, RBI issued 300,008 shares of its common stock, including 203,008 shares containing the put options described above, in connection with a business combination which was accounted for as a reverse acquisition.

         As of March 31, 1997 and 1996 and July 31, 1995, the Company's issued and outstanding shares of common stock totalled 1,075,000, 780,508 and 600,008, respectively, including 203,008 shares as of each date which are subject to the put options.

         At March 31, 1997, the Company had outstanding warrants which entitles the warrant holders to purchase 116,666 shares of the Company's common stock at a purchase price equal to the lesser of $1.50 per share or fifty percent of the offering price to the public of the Company's common stock in connection with the next public offering of shares by the Company. The shares become exercisable on September 9, 1997 and expire on September 9, 2000.

         On December 5, 1995, the Company adopted the 1995 Incentive Stock Option Plan (the Plan). Pursuant to the Plan, the Company's Board of Directors is authorized to issue options for the purchase of up to 150,000 shares of the Company's common stock to key employees of the Company. Under the Plan, the exercise price of the options may not be less than the fair market value of the shares of the Company's common stock on the date of grant. During the year ended March 31, 1997, the Company issued 100,000 options under the Plan to an employee. The options have an exercise price of $1.20 per share and vest over a four-year period. No options have vested as of March 31, 1997.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), which establishes financial accounting and reporting standards for stock based employee compensation plans including stock purchase plans, stock options, restricted stock and stock appreciation rights. As permitted by FAS 123, the Company has elected to continue accounting for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company estimates that the impact of adopting FAS 123 would not be material to the Company's financial statements.

9.       INCOME TAXES

         The Company has approximately $375,000 of net operating loss carryovers expiring in various years through 2012 which result in deferred income tax assets of approximately $127,000. However, because of the uncertainty regarding future realization of the deferred income tax assets, the Company has established a valuation allowance of $127,000 as of March 31, 1997. The valuation allowance increased by $21,000 and $106,000 during the year ended March 31, 1997 and the eight months ended March 31, 1996, respectively.


10.      SUBSEQUENT EVENTS

         Effective April 1, 1997, the Company acquired an option to purchase radio stations KNRO-AM and KARZ-FM(KNRO/KARZ) licenced in Redding, California from Power Surge, Inc.(Power Surge). Power Surge received the licenses from Power Curve, Inc.(Power Curve) on March 31, 1997. Power Surge and Power Curve are both controlled by the Company's
         President. Power Curve acquired KNRO/KARZ on January 31, 1997 for $480,000 in cash and a $720,000 promissory note. Under the terms of the option agreement, the Company can either (1) purchase KNRO/KARZ for $1,200,000 in cash or (2) issue 1,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Power Surge. The option terminates on September 30, 1997. Concurrently, the Company entered into an LMA with Power Surge for a period of one year. Under the terms of the LMA, the Company is operating KNRO/KARZ and is obligated to pay Power Surge a monthly fee of $5,000.