Form 10QSB
period 1997-06-30
REDWOOD BROADCASTING INC
filed 1997-08-01
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended June 30, 1997

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

     The number of shares of the registrant's .004 par value Common Stock outstanding as of June 30, 1997 was 997,054.

                             INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of
         June 30, 1997  ........................................  3

         Consolidated Statements of Income for the
         Three months ended June 30, 1997 and 1996  ............  4

         Consolidated Statements of Cash Flows for the
         Three months ended June 30, 1997 and 1996  ............  5

         Notes to the Consolidated Financial Statements  .......  6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation  ....................................  7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  ....................................  9

Item 2.  Changes in Securities  ................................  9

Item 3.  Defaults Under Senior Securities  .....................  9

Item 4.  Submission of Matters to a Vote of Security Holders  ..  9

Item 5.  Other Matters  ........................................  9

Item 6.  Exhibits and Reports on Form 8-K  .....................  9

         Signatures  ...........................................  9

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                        June 30,
                                                                          1997
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash                                                                 $   19,611
Accounts receivable, net                                                192,066
Receivable from related parties                                          65,820
Receivable from sale of radio station                                   633,000
Other current assets                                                     15,359
                                                                      ---------
Total current assets                                                    925,856

PROPERTY AND EQUIPMENT, net                                             231,529

INTANGIBLE ASSETS, net                                                  976,367

NOTE RECEIVABLE FROM SALE OF RADIO STATION                              200,000
OTHER ASSETS                                                            223,001
                                                                      ---------
TOTAL                                                                $2,556,753
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                $  344,855
Payables to related parties                                             202,032
Current portion of notes payable                                         48,335
Current portion of notes payable to related parties                      25,000
Capital lease obligation                                                  8,175
                                                                      ---------
Total current liabilities                                               628,397

NOTES PAYABLE                                                           605,208
NOTES PAYABLE TO RELATED PARTIES                                        710,479
                                                                      ---------
Total liabilities                                                     1,944,084
                                                                      ---------
COMMITMENTS
REDEEMABLE COMMON STOCK                                                 154,419
                                                                      ---------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.04; 2,500,000 shares authorized;
    none issued and outstanding
Common stock, par value $.004; 12,500,000 shares authorized;
    997,054 shares issued and outstanding                                 3,988
Additional paid-in capital                                            1,069,740
Accumulated deficit                                                    (520,478)
Note receivable from stockholder                                        (45,000)
Common stock subscribed                                                 (50,000)
                                                                      ---------
Total stockholders' equity                                              458,250
                                                                      ---------
TOTAL                                                                $2,556,753
                                                                      =========







See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months         Three Months
                                            Ended                Ended
                                        June 30, 1997        June 30, 1996
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $ 373,317            $     --
Less agency commissions                     33,399                  --
                                         ---------            ---------
Net revenue                                339,918                  --
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                 120,026               13,722
Station operating expenses                 191,302               60,416
Depreciation and amortization               28,460               24,102
                                         ---------            ---------
Total                                      339,788               98,240
                                         ---------            ---------
INCOME/(LOSS) FROM OPERATIONS                  130              (98,240)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest expense                           (10,960)              (1,200)
Other income (expense)                      42,751              (28,009)
                                         ---------            ---------
Total other - net                           31,791              (29,209)
                                         ---------            ---------
NET INCOME/(LOSS)                           31,921             (127,449)
                                         ---------            ---------
NET INCOME (LOSS) PER COMMON SHARE       $    0.03            $    (.22)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                     934,523              590,000
                                         =========            =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                    June 30,        June 30,
                                                      1997            1996
                                                   (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net Income/(loss)                                   $  31,921       $(127,449)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      28,460          24,102
    Changes in operating assets and liabilities:
       Accounts receivable                            (70,506)         70,010
       Other current assets                            (2,452)       (114,646)
       Accounts payable and accrued expenses          (43,810)        (83,005)
       Other assets                                   (66,038)         17,264
       Other liabilities                                  --             (626)
                                                     --------        --------
Net cash provided by(used in) operating activities   (122,425)       (214,350)
                                                     --------        --------
INVESTING ACTIVITIES
Purchases of equipment                                (26,299)            --
Sale of radio station assets                              --          445,488
                                                     --------        --------
Net cash provided by (used in)
  investing activities                                (26,299)        445,488
                                                     --------        --------
FINANCING ACTIVITIES
Proceeds from borrowings under
  related party notes                                  45,030             --
Proceeds from borrowings under notes                   25,000             --
Principal payments on notes to
  related parties                                         --         (243,336)
Principal payments on notes                           (39,550)            --
Increase in net payable to related parties             50,883             --
Payments on capital lease obligations                  (3,819)            --
Proceeds from issuance of common stock                 50,000          30,000
                                                     --------        --------
Net cash provided by (used in)
  financing activities                                127,544        (213,336)
                                                     --------        --------
NET INCREASE (DECREASE) IN CASH                       (21,180)         17,802
CASH, Beginning of period                              40,791         (23,188)
                                                     --------        --------
CASH, End of period                                  $ 19,611        $ (5,386)
                                                     ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                               $ 10,960        $  1,200






See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The consolidated financial statements for the three months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


2.  Acquistions

Effective April 1, 1997, the Company acquired an option to purchase radio stations KNRO-AM and KARZ-FM (KNRO/KARZ) licensed in Redding, California from Power Surge, Inc. (Power Surge). Power Surge received the licenses from Power Curve, Inc. (Power Curve) on March 31, 1997. Power Surge and Power Curve are both controlled by the Company's President. Power Curve acquired KNRO/KARZ on January 31, 1997 for $480,000 in cash and a $720,000 promissory note. Under the terms of the option agreement, the Company can either (1) purchase KNRO/KARZ for $1,200,000 in cash or (2) issue 1,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Power Surge. The option terminates on September 30, 1997. Concurrently, the Company entered into an LMA with Power Surge for a period of one year. Under the terms of the LMA, the Company is operating KNRO/KARZ and is obligated to pay Power Surge a monthly fee of $5,000.


3.  Stockholder's Equity

In February 1997, the Company completed the filing of a Registration Statement Form SB-2 under the Securities Act of 1933. The filing effectively registered for sale all shares of common stock issued and outstanding at that time, 203,008 common stock put options which were subsequently issued to certain stockholders and an additional 400,000 shares of the Company's common stock to be offered to the public. The registration of the outstanding shares and the put options were required pursuant to an Agreement and Plan of Reorganization dated June 16, 1995.

At March 31, 1997, the 203,008 common stock put options remained outstanding. The put options granted the optionholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock in the Company's balance sheet at March 31, 1997. The put options expired June 13, 1997; however, prior to such expiration, 102,946 options were excercised by the optionholders and, accordingly, the Company will acquire all of these shares of the Company's common stock for $154,419. The remaining put options were forfeited. Therefore, the put option liability reflected in the accompanying balance sheet (dated June 30, 1997) has been reduced from $304, 512 to $154,419 with the difference - $150,093 being credited to common stock and additional paid in capital.

In May, 1997 the Company issued 25,000 shares of common stock pursuant to the Company's public offering (400,000 shares total are registered for this purpose) at $2.00 per share receiving proceeds of $50,000. In addition, during the quarter ended June 30, 1997, the Company received a subscription agreement for an additional 25,000 shares of common stock to be issued pursuant to the Company's public offering at $2.00 per share, said shares to be issued upon receipt of payment. Management anticipates receipt of the $50,000 during the Company's second quarter ending September 30, 1997. This transaction is currently reflected in the accompanying balance sheet as "common stock subscribed."

4.  Borrowings Under Lines of Credit

The Company had a $25,000 line of credit agreement with a bank which was to expire April 1, 1998. Borrowings under the line of credit agreement would bear interest of a rate of 7.9% and were collateralized by a certificate of deposit from a related party. There were no borrowings under the line of credit agreement as of or during the year ended March 31, 1997. However, the Company borrowed 100% of the line during the three months ended June 30, 1997 for working capital purposes. In addition, subsequent to the close of the quarter, the Company was granted an increase in the line to $50,000 under the same terms and conditions. This additional amount ($25,000) was also drawn on for equipment purchases following the close of the quarter.


Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended June 30, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgement based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.

Liquidity and Capital Resources - June 30, 1997 compared to March 31, 1997

The Company's balance sheet at June 30, 1997 reflects continued improvement in financial condition when compared with the Company's balance sheet at March 31, 1997. Total assets increased from $2,446,823 as of March 31, 1997 to $2,556,753 as of June 30, 1997, representing an increase of $109,930; total liabilities increased $28,009 to $1,944,084; commitments (redeemable common stock) decreased $150,093 and total stockholder's equity increased $232,014 from $226,236 as of March 31, 1997 to $458,250 as of June 30, 1997.

Total current assets at June 30, 1997 were $925,856 and consisted of cash of $19,611, net accounts receivable of $192,066, a receivable from the sale of a radio station of $633,000 and other current assets of $81,179. Total current liabilities at June 30, 1997 were $628,397 (comprised primarily of accounts payable and accrued expenses of $344,855 and payables to related parties of $202,032), resulting in working capital of $297,459. This compares favorably to working capital of $234,386 as of March 31, 1997, an improvement of $63,073 or 27%.

Contributing significantly to this increased working capital position were the following:

     *    An increase in net accounts receivable of $70,506

     *    A decrease in accounts payable and accrued expenses of $43,810

     *    A reduction in the current portion of notes payable of $15,549

At March 31, 1997, the Company reported total assets of $2,556,753 including property and equipment of $231,529 net of accumulated depreciation of $45,909 and $976,367 (net of $74,122 in accumulated amortization) of intangibles (radio broadcast licenses and non-compete agreements) attributable to KRDG-FM acquired in July, 1996 and KNNN-FM acquired in September, 1996.

Total liabilities of $1,944,034 (excluding $154,419 in put option liability associated with redeemable common stock) include, in addition to current liabilities of $628,397 referred to above, the long term portion of notes payable of $605,208 associated with the acquisitions of KRDG-FM and KNNN-FM and notes payable to related parties of $710,449. This compares with total liabilities of $1,916,075 (excluding the put option liability associated with redeemable common stock) at March 31, 1997 and represents an increase of only $28,009.

As of June 30, 1997, the Company reported stockholders equity of $458,250. This compares favorably to stockholders equity of $226,236 as of March 31, 1997. Contributing to the increase in stockholder's equity of $232,014 were the following:

*    Earnings  for the three month  period  ended June 30, 1997 of $31,921 had a
     positive  impact  on   stockholder's   equity  by  reducing  the  Company's
     accumulated deficit from ($552,399) to ($520,478)

* The issuance of 25,000 shares of common stock pursuant to the Company's public offering at $2.00 per share generated $50,000 of additional capital. Another 25,000 shares of common stock were issued after June 30, 1997 at $2.00 per share which will generate $50,000 of additional equity during the Company's second quarter.

* At March 31, 1997, 203,008 common stock put options remained outstanding. The put options grant the optionholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock in the balance sheet at March 31, 1997. The put options expired June 13, 1997; however, prior to such expiration, 102,946 options were exercised by the optionholders and, accordingly, the Company will acquire all of these shares of the Company's common stock for $154,419. The remaining put options were forfeited. Therefore, the put option liability reflected in the accompanying balance sheet (dated June 30, 1997) has been reduced from $304, 512 to $154,419 with the difference - $150,093 being credited to common stock and additional paid in capital.


Results of Operations - Three Months Ended June 30, 1997 compared to the Three Months Ended June 30, 1996

Net Revenues (gross revenues less agency commissions) for the three months ended June 30, 1997 were $339,918 compared to no net revenue for the three months ended June 30, 1996. Net revenue for the current quarter is comprised of radio advertising sales associated with the Company's radio stations located in Redding, California. The Company had no revenue during the three months ended June 30, 1996 because the Company had entered into a Local Marketing Agreement
(LMA) with a prospective buyer of its two radio stations located in Chico, California (KHSL-FM and KNSN-AM). The LMA and related purchase contracts were entered into on March 15, 1996. Under the LMA, the prospective buyer operated the radio stations thereby receiving the benefit of all revenue generated during the first quarter ended June 30, 1996. The Company in turn received a monthly LMA fee. This amount, $16,500, is included in other income for the three month period ended June 30, 1997.

Operating expenses for the three months ended March 31, 1997 were $339,788 comprised of station operating expenses of $191,302, general and administrative expenses of $120,026 and depreciation and amortization of $28,460. This represents an increase of $241,548 over the same period a year ago. Operating expenses for the current quarter were generated by the Company's Redding, California radio stations. As previously stated, the Company transferred operational control of its two Chico, California stations under an LMA on March 15, 1996. The Company incurred minimal operating costs during the prior year first quarter associated with salary and benefits of a general manager and an engineer (as required by the LMA) and certain severence costs associated with employees that were not hired by the prospective buyer at the time the LMA was signed.

The Company generated other income (net of other expense) of $31,921 during the quarter compared to other expense of ($29,209) for the quarter ended June 30, 1996. Current quarter other income was comprised primarily of option income of $30,000 associated with the sale of KNSN-AM, interest income of $5,000 associated with notes receivable ( $200,000 taken as part of the KHSL-FM closing and $45,000 taken as part of a stock sale to a shareholder of the Company), and the recognition of deferred revenue of $9,722. Other income was partially offset by interest expense on notes payable of $10,960.

As a result of the foregoing, the Company produced net income of $31,921 or $0.03 per share based on a weighted average number of shares outstanding of 934,523 for the three months ended June 30, 1997 compared to a net loss of ($127,449) or ($0.22) per share based on a weighted average number of shares outstanding of 590,000 for the three months ended June 30, 1996.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibit No.         Exhibit Name

                    27               Financial Data Schedule

          (b) The Company filed a Form 8-K on May 27, 1997 in reporting its change in certifying accountant. No financial statements were required to be filed.







         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                          Date

/s/ John C. Power            President and Chief Executive Officer     08/01/97
JOHN C. POWER                 Chairman of the Board of Directors


/s/ J. Andrew Moorer         Chief Financial Officer and Director      08/01/97
J. ANDREW MOORER