Form 10QSB
period 1997-09-30
REDWOOD BROADCASTING INC
filed 1997-11-14
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended September 30, 1997

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

     The number of shares of the registrant's .004 par value Common Stock outstanding as of September 30, 1997 was 1,200,000.

                             INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of
         September 30, 1997  ...................................  3

         Consolidated Statements of Income for the Six and
         Three months ended September 30, 1997 and 1996  .......  4,5

         Consolidated Statements of Cash Flows for the Six
         months ended September 30, 1997 and 1996  .............  6

         Notes to the Consolidated Financial Statements  .......  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation  ....................................  8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  .................................... 12

Item 2.  Changes in Securities  ................................ 12

Item 3.  Defaults Under Senior Securities  ..................... 12

Item 4.  Submission of Matters to a Vote of Security Holders  .. 12

Item 5.  Other Matters  ........................................ 12

Item 6.  Exhibits and Reports on Form 8-K  ..................... 12

         Signatures  ........................................... 12

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                          1997
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash                                                                 $       --
Accounts receivable, net                                                194,049
Receivable from related parties                                          50,700
Receivable from sale of radio station                                   650,000
Note receivable from sale of radio station                              200,000
Other current assets                                                     34,129
                                                                      ---------
Total current assets                                                  1,128,878

PROPERTY AND EQUIPMENT, net                                             220,814

INTANGIBLE ASSETS, net                                                  956,150

OTHER ASSETS                                                            202,549
                                                                      ---------
TOTAL                                                                $2,508,391
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft                                                       $    3,456
Accounts payable and accrued expenses                                   302,427
Payables to related parties                                             146,410
Current portion of notes payable                                         67,624
Current portion of notes payable to related parties                      60,979
Capital lease obligation                                                  4,180
                                                                      ---------
Total current liabilities                                               585,076

NOTES PAYABLE                                                           636,712
NOTES PAYABLE TO RELATED PARTIES                                        582,000
                                                                      ---------
Total liabilities                                                     1,803,788
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.04; 2,500,000 shares authorized;
    none issued and outstanding
Common stock, par value $.004; 12,500,000 shares authorized;
  1,200,000 shares issued and outstanding                                 4,800
Additional paid-in capital                                            1,305,847
Accumulated deficit                                                    (561,044)
Note receivable from stockholder                                        (45,000)
                                                                      ---------
Total stockholders' equity                                              704,603
                                                                      ---------
TOTAL                                                                $2,508,391
                                                                      =========







See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Six Months           Six Months
                                            Ended               Ended
                                      September 30, 1997   September 30, 1996
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $ 741,314            $ 139,392
Less agency commissions                     68,496                8,545
                                         ---------            ---------
Net revenue                                672,818              130,847
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                 303,229               22,804
Station operating expenses                 392,140              229,099
Depreciation and amortization               58,460               47,447
                                         ---------            ---------
Total                                      753,829              299,350
                                         ---------            ---------
INCOME/(LOSS) FROM OPERATIONS              (81,011)            (168,503)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest expense                           (26,821)             (45,432)
Other income (expense)                      99,187              (12,075)
                                         ---------            ---------
Total other - net                           72,366              (57,507)
                                         ---------            ---------
NET INCOME/(LOSS)                           (8,645)            (226,010)
                                         ---------            ---------
NET INCOME (LOSS) PER COMMON SHARE       $   (0.01)           $   (0.29)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,200,000              793,008
                                         =========            =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months         Three Months
                                            Ended                Ended
                                     September 30, 1997   September 30, 1996
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $ 367,997            $  89,894
Less agency commissions                     35,097                8,545
                                         ---------            ---------
Net revenue                                332,900               81,349
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                 183,203                9,082
Station operating expenses                 200,838              168,683
Depreciation and amortization               30,000               23,345
                                         ---------            ---------
Total                                      414,041              201,110
                                         ---------            ---------
INCOME/(LOSS) FROM OPERATIONS              (81,141)            (119,761)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest expense                           (15,861)             (10,875)
Other income (expense)                      56,436               32,075
                                         ---------            ---------
Total other - net                           40,575               21,200
                                         ---------            ---------
NET INCOME/(LOSS)                          (40,566)             (98,561)
                                         ---------            ---------
NET INCOME (LOSS) PER COMMON SHARE       $   (0.03)           $   (0.12)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,200,000              793,008
                                         =========            =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months      Six Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                      1997            1996
                                                   (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net Income/(loss)                                   $  (8,645)      $(226,010)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      58,460          47,447
    Changes in operating assets and liabilities:
       Accounts receivable                            (72,489)         37,793
       Other current assets                           (21,222)          3,042
       Other assets                                   (45,586)            --
       Accounts payable and accrued expenses          (86,238)        (25,051)
       Other current liabilities                          --          136,447
                                                     --------        --------
Net cash provided by(used in) operating activities   (175,720)        (26,335)
                                                     --------        --------
INVESTING ACTIVITIES
Purchases of equipment                                (42,368)       (744,176)
                                                     --------        --------
Net cash provided by (used in)
  investing activities                                (42,368)       (744,176)
                                                     --------        --------
FINANCING ACTIVITIES
Proceeds from borrowings under
  related party notes                                     --              --
Proceeds from borrowings under notes                   36,244         751,393
Principal payments on notes to
  related parties                                     (47,470)            --
Principal payments on notes                               --              --
Increase in net payable to related parties             10,381             --
Payments on capital lease obligations                  (7,814)            --
Proceeds from issuance of common stock                182,500          30,000
                                                     --------        --------
Net cash provided by (used in)
  financing activities                                173,841         781,393
                                                     --------        --------
NET INCREASE (DECREASE) IN CASH                       (44,247)         10,882
CASH, Beginning of period                              40,791         (23,188)
                                                     --------        --------
CASH, End of period                                  $ (3,456)       $(12,306)
                                                     ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                               $ 33,497        $ 12,075






See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The consolidated financial statements for the six and three months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


2.  Acquistions

Effective April 1, 1997, the Company acquired an option to purchase radio stations KNRO-AM and KARZ-FM (KNRO/KARZ) licensed in Redding, California from Power Surge, Inc. (Power Surge). Power Surge received the licenses from Power Curve, Inc. (Power Curve) on March 31, 1997. Power Surge and Power Curve are both controlled by the Company's President. Power Curve acquired KNRO/KARZ on January 31, 1997 for $480,000 in cash and a $720,000 promissory note. Under the terms of the option agreement, the Company can either (1) purchase KNRO/KARZ for $1,200,000 in cash or (2) issue 1,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Power Surge. The option was due to expire on September 30, 1997. However, by mutual agreement, the Company and Power Surge have extended the date of the option to March 31, 1998. Concurrently, the Company entered into an LMA with Power Surge for a period of one year. Under the terms of the LMA, the Company is operating KNRO/KARZ and is obligated to pay Power Surge a monthly fee of $5,000.


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

At March 31, 1997, the 203,008 common stock put options remained outstanding. The put options granted the optionholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock in the Company's balance sheet at March 31, 1997. The put options expired June 13, 1997; however, prior to such expiration, 102,946 options were excercised by the optionholders and, accordingly, these shares were acquired for $154,419. The remaining put options were forfeited.

In May, 1997 the Company issued 25,000 shares of common stock pursuant to the Company's public offering (400,000 shares total are registered for this purpose) at $2.00 per share receiving proceeds of $50,000. In addition, during the quarter ended June 30, 1997, the Company received a subscription agreement for an additional 25,000 shares of common stock to be issued pursuant to the Company's public offering at $2.00 per share. These shares were classified as "common stock subscribed" at June 30, 1997. During the quarter ended September 30, 1997 these shares were paid for by the subscriber and have been issued by the Company.

In July, 1997 the Company issued 75,000 shares of common stock in exchange for the forgiveness of $82,500 in long term notes payable.

4.  Borrowings Under Lines of Credit

During the three month period ended September 30, 1997, the Company negotiated an increase in its bank line of credit from $25,000 to $50,000. Borrowings under the line of credit bear interest at a rate of 7.9% per annum. The line of credit is collateralized by a $25,000 certificate of deposit placed with the bank by a related party of the Company. As of September 30, 1997, 100% of available funds had been advanced for working capital purposes. In addition, during the quarter the Company negotiated a $50,000, 3 year term loan bearing interest at the rate of 11% per annum. This loan is for capital equipment purchases. As of September 30, 1997, the Company had purchased $31,504 in equipment against this loan.


5.  Subsequent Events

On October 10, 1997, Alta California Broadcasting, Inc. ("Alta"), a wholly-owned subsidiary of the Company entered into an Agreement of Merger (the " MERGER") with Regent Communications ("REGENT") whereby Alta will be merged into a wholly-owned subsidiary of REGENT formed for purposes of completing the MERGER. Simultaneously with the companies entering into the MERGER, Alta entered into a Time Brokerage Agreement with REGENT whereby REGENT will operate the stations being merged during the period leading up to the date of closing of the MERGER.

Alta is the owner, operator and licensee of Radio Station KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California Broadcasting, Inc. ("Northern"), operates KNNN-FM, Central Valley, California (licensed to Northern). Alta also holds an option to purchase, and will purchase prior to the closing date of the MERGER, all of the tangible and intangible assets used or held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney, California and KNRO-AM, Redding, California.

As consideration for Alta entering into the merger with REGENT, the Company will receive, at closing, $1,000,000 in cash plus 200,000 shares of REGENT Series "E" Convertible Preferred Stock valued at $5.00 per share. In addition, REGENT is assuming $1,500,000 in debt of Alta as part of the transaction.


Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended September 30, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

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

Liquidity and Capital Resources - September 30, 1997 compared to March 31, 1997

As of September 30, 1997 the Company had total assets of $2,508,391 representing an increase in assets of approximately $61,568; total liabilities decreased $112,000 to $1,803,788 and total stockholders equity increased $478,367 from $226,236 as of March 31, 1997 to $704,603 as of September 30, 1997.

Total current assets as of Septemver 30, 1997 were $1,128,878 and consisted of net accounts receivable of $194,049, receivables from the sale of two radio stations of $850,000 and other current current assets of $84,829. Total current liabilities as of September 30, 1997 were $585,076 (comprised primarily of accounts payable and accrued expenses of $302,427) payables and notes to related parties of $207,389 and other current liabilities of $75,260. Working capital as of September 30, 1997 was $543,802 representing a $309,416 improvement over working capital of $234,386 as of March 31, 1997.

Contributing to the increase in working capital were the following:

     *    An increase in net accounts receivable of $72,489

     *    An increase in receivables from the sale of radio stations of $217,000

     *    A reduction in accounts payable and accrued expenses of $86,238

As of September 30, 1997 the Company reported total assets of $2,508,391 including net property and equipment of $220,814 net intangibles (radio broadcast licenses and non-compete agreements) of $956,150 attributable to KRDG-FM acquired in July, 1996 and KNNN-FM acquired in September, 1996 and $220,049 in other assets.

Total liabilities of $1,803,788 include, in addition to current liabilities of $585,076 referred to above, the long term portion of notes payable of $636,712(comprised of $605,208 in debt associated with the acquisitions of KRDG-FM and KNNN-FM, and bank debt of $31,504 for equipment financing) and notes payable to related parties of $582,000. This compares with total liabilities of $1,916,075 as of March 31, 1997 and represents a decrease of $112,287.

As of September 30, 1997, the Company reported stockholders equity of $704,603. This compares favorably to stockholders equity of $226,236 as of March 31, 1997. Contributing to the increase in stockholder's equity of $478,367 were the following:

* The issuance of 50,000 shares of common stock pursuant to the Company's public offering at $2.00 per share generated $100,000 of additional capital.

* The issuance of 75,000 shares of common stock at $1.10 per share (restricted stock) in exchange for the forgiveness of debt.

* At March 31, 1997, 203,008 common stock put options were outstanding. The put options granted the optionholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock in the balance sheet at March 31, 1997. The put options expired June 13, 1997; however, prior to such expiration, 102,946 options were exercised by the optionholders and, accordingly, these shares have been acquired for $154,419. The remaining unexercised put options were forfeited. The value of the forfeited options of $150,093 was credited to additional paid in capital.

Results of  Operations - Six Months Ended September 30, 1997 compared 1996

Net Revenues (gross revenues less agency commissions) for the six months ended September 30, 1997 were $741,314 compared to net revenues for the six months ended September 30, 1996 of $130,847. Revenue for the six months ended September 30, 1997 was comprised of radio advertising sales associated with five radio stations located in Redding, California that the Company either owns or operates. In the prior year comparable period, the Company only operated two radio stations in Redding, California; one of these stations was operated from July through September(KRDG-FM) and a second station for the months of August and September only (KNNN-FM). Therefore, the increase in revenue is attributable to an increase in volume of radio advertising sales.

Operating expenses for the six months ended September 30, 1997 were $753,829 comprised of station operating expenses of $392,140, general and administrative expenses of $303,229 and depreciation and amortization of $58,460. Operating expenses for the current period were generated by the Company's five Redding, California radio stations. As previously stated, in the prior year comparable period, the Company only operated two radio stations in Redding and did not operate these stations for the entire six month period ended September 30, 1996, thereby reflecting operating expenses of only $229,350 last year comprised of station operating expenses of $229,099, general and administative expenses of $22,804 and depreciation and amotization of $47,447. As a result of the foregoing, the Company sustained a loss from operations for the six months ended September 30, 1997 of $81,011 compared to a loss from operations for the six months ended September 30, 1996 of $168,503. This improvement in profitability is attributed to increased revenues coupled with more efficient operations.

The Company incurred interest expense for the six months ended September 30, 1997 of $26,821 comprised primarily of financing costs assocaited with the Company's acquisition of KRDG-FM and KNNN-FM. Offsetting the Company's interest costs for the period was $99,187 of other income. Other income was comprised of option income of $72,000 associated with the sale of KNSN-AM, interest income on notes receivable of $72,000 associated with the sale of KNSN-AM, interest income on notes receivable of $6,677, and the recognition of deferred revenue of $9,722.

As a result of the foregoing, the Company produced a nominal loss of ($8,645) or ($0.03) per share based on a weighted average number of shares outstanding of 1,200,000 for the nine months ended September 30, 1997 compared to a net loss of ($226,010) or ($0.29) per share based on a weighted average number of shares outstanding of 793,000 for the same period a year ago.

Results of Operations-Three months ended September 30, 1997 compared to 1996

Net revenues for the quarter ended September 30, 1997 were $332,900. This compares favorable to net revenues of $81,349 forthe same period a year ago. The increase in revenues of $251,551 is attributed to an increase in volume in radio advertising sales related to the fact that the Company operated a total of five radio stations during the current quarter compared to only two radio stations a year ago.

Operating expenses for the three months ended September 30, 1997 were $414,041 comprised of station operating expenses of $200,838, general and administrative expenses of $183,203 and depreciation and amortization of $30,000. Operating expenses for the three month period ended September 30, 1996 were $201,110 comprised of station operating expenses of $168,683, general and administrative expenses of $9,082 and depreciation of $23,345. Operating expenses compared on a quarter to quarter basis increased only slightly in the current quarter over that of the same period last year. This is attributed to the fact that the Company achieved economies of scale in operating multiple radio properties within the same facility utilizing the same staff. In accomplishing this task, the Company only needed to hire an incremental number of new employees, thus improving the Company's overall efficiency of operations and profitability.

The Company incurred net interest expense (interest expense offset by interest income) for the quarter ended September 30, 1997 of $15,861 comprised primarily of interest arising from acquistion debt.

As a result of the foregoing, the Company sustained a net loss for the three months ended September 30, 1997 of ($40,566) or ($0.03) per share compared to a net loss of ($98,561) or ($0.12) per share for the three months ended September 30, 1996

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibit No.         Exhibit Name

                    27               Financial Data Schedule

          (b) The Company filed a Form 8-K on October 14, 1997 in reporting the disposition of assets. Alta California Broadcasting, Inc. a wholly-owned subsidiary of the Company is being merged with Regent Communications, Inc. All required financial statements were filed at that time.




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                            Title                          Date

/s/ John C. Power            President and Chief Executive Officer     11/14/97
JOHN C. POWER                 Chairman of the Board of Directors


/s/ J. Andrew Moorer         Chief Financial Officer and Director      11/14/97
J. ANDREW MOORER