Form 10QSB
period 1997-12-31
REDWOOD BROADCASTING INC
filed 1998-02-19
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended December 31, 1997

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

                           First Interstate Bank Plaza
                                  P.O. Box 3463
                              11 Sundial Circle #17
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

     The number of shares of the registrant's .004 par value Common Stock outstanding as of December 31, 1997 was 1,410,000.

                             INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of
         December 31, 1997  ....................................  3

         Consolidated Statements of Income for the Three and
         Nine months ended December 31, 1997 and 1996  ......... 4,5

         Consolidated Statements of Cash Flows for the Nine
         months ended December 31, 1997  and 1996  .............  6

         Notes to the Consolidated Financial Statements  .......  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation  .................................... 10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  .................................... 14

Item 2.  Changes in Securities  ................................ 14

Item 3.  Defaults Under Senior Securities  ..................... 14

Item 4.  Submission of Matters to a Vote of Security Holders  .. 14

Item 5.  Other Matters  ........................................ 14

Item 6.  Exhibits and Reports on Form 8-K  ..................... 14

         Signatures  ........................................... 14

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                   December 31,
                                                                          1997
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash                                                                 $   51,241
Accounts receivable, net                                                167,805
Receivable from related parties                                         118,339
Other receivables (Note 6)                                               45,000
Deposits (Note 2)                                                      275,000
Other current assets                                                     20,914
                                                                      ---------
Total current assets                                                    678,299

INVESTMENTS (Note 2)                                                    240,000

PROPERTY AND EQUIPMENT, net                                             208,523

INTANGIBLE ASSETS, net                                                  935,933

OTHER ASSETS                                                            174,650
                                                                      ---------
TOTAL                                                                $2,237,405
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                $  221,880
Payables to related parties                                             143,355
Current portion of notes payable                                         58,905
Current portion of notes payable to related parties                      51,839
                                                                      ---------
Total current liabilities                                               475,979

NOTES PAYABLE                                                           674,011
                                                                      ---------
Total liabilities                                                     1,149,990
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.04; 2,500,000 shares authorized;
  27,500 shares issued and outstanding (Note 6)                         275,000
Common stock, par value $.004; 12,500,000 shares authorized;
  1,410,000 shares issued and outstanding (Note 6)                        5,640
Additional paid-in capital                                            1,453,506
Accumulated deficit                                                    (601,731)
Note receivable from stockholder                                        (45,000)
                                                                      ---------
Total stockholders' equity                                            1,087,415
                                                                      ---------
TOTAL                                                                $2,237,405
                                                                      =========







See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months        Three Months
                                            Ended               Ended
                                      December 31, 1997   December 31, 1996
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $  77,724            $ 154,601
Less agency commissions                      6,243               14,410
                                         ---------            ---------
Net revenue                                 71,481              140,191
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                  88,627               15,172
Station operating expenses                  22,130              221,249
Depreciation and amortization               41,187               21,589
                                         ---------            ---------
Total                                      151,944              258,010
                                         ---------            ---------
INCOME/(LOSS) FROM OPERATIONS              (80,463)            (117,819)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest income (expense)                  (27,201)             (70,720)
Other income (expense)                      66,977               13,277
                                         ---------            ---------
Total other - net                           39,776              (57,443)
                                         ---------            ---------
NET INCOME/(LOSS)                          (40,687)            (175,262)
                                         ---------            ---------
NET INCOME (LOSS) PER COMMON SHARE       $   (0.04)           $   (0.20)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,140,996              861,758
                                         =========            =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Nine Months          Nine Months
                                            Ended                Ended
                                      December 31, 1997    December 31, 1996
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $ 819,038            $ 293,993
Less agency commissions                     74,739               22,955
                                         ---------            ---------
Net revenue                                744,299              271,038
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                 391,856               37,976
Station operating expenses                 414,270              450,348
Depreciation and amortization               99,647               69,036
                                         ---------            ---------
Total                                      905,773              557,360
                                         ---------            ---------
INCOME/(LOSS) FROM OPERATIONS             (161,474)            (286,322)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest income (expense)                  (54,022)             (82,795)
Other income (expense)                     166,164              (32,155)
                                         ---------            ---------
Total other - net                          112,142             (114,950)
                                         ---------            ---------
NET INCOME/(LOSS)                          (49,332)            (401,272)
                                         ---------            ---------
NET INCOME (LOSS) PER COMMON SHARE       $   (0.04)           $   (0.47)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,140,996              861,758
                                         =========            =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                   December 31,    December 31,
                                                      1997            1996
                                                   (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net Income/(loss)                                   $ (49,332)      $(401,272)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      99,647          69,036
    Changes in operating assets and liabilities:
       Accounts receivable                            (46,245)         (9,445)
       Accounts receivable - related parties          (46,793)             --
       Other current assets                           304,993        (107,969)
       Other assets                                   182,313              --
       Accounts payable and accrued expenses         (166,785)         13,744
       Other current liabilities                      (13,520)        161,445
                                                     --------        --------
Net cash provided by(used in) operating activities    264,278        (274,461)
                                                     --------        --------
INVESTING ACTIVITIES
Investment in Power Surge, Inc.                      (240,000)             --
Purchases of equipment                                (34,047)       (797,324)
                                                     --------        --------
Net cash provided by (used in)
  investing activities                               (274,047)       (797,324)
                                                     --------        --------
FINANCING ACTIVITIES
Proceeds from (repayment of)
  notes payable                                        64,824         921,875
Proceeds from (repayment of) notes
  payable - related parties                          (638,610)             --
Payments on capital lease obligations                 (11,994)             --
Common stock redemption                              (304,512)             --
Proceeds from issuance of preferred stock             275,000              --
Proceeds from issuance of common stock                635,511         195,000
                                                     --------        --------
Net cash provided by (used in)
  financing activities                                 20,219       1,116,875
                                                     --------        --------
NET INCREASE (DECREASE) IN CASH                        10,450          45,090
CASH, Beginning of period                              40,791         (23,188)
                                                     --------        --------
CASH, End of period                                  $ 51,241          21,902
                                                     ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                               $ 68,840        $ 33,497






See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The consolidated financial statements for the three and nine months ended December 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


2.  Acquistion of Assets

Effective April 1, 1997, the Company entered into an option agreement to purchase radio stations KNRO-AM and KARZ-FM (KNRO/KARZ) licensed to Redding, California from Power Surge, Inc. (Power Surge). Power Surge acquired the licenses from Power Curve, Inc. (Power Curve) on March 31, 1997. Power Surge and Power Curve are both controlled by the Company's President. Power Curve acquired KNRO/KARZ on January 31, 1997 for $480,000 in cash and a $720,000 promissory note. Under the terms of the option agreement, the Company could either (1) purchase KNRO/KARZ for $1,200,000 in cash or (2) issue 1,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Power Surge. The option was due to expire on September 30, 1997. However, by mutual agreement, the Company and Power Surge extended the date of the option to March 31, 1998. In addition to extending the option exercise period, the parties agreed to amend the terms of purchase by the Company to include a combination of cash and stock. To date the Company has disbursed $275,000 in the form of a deposit and issued 200,000 shares of common stock ($240,000) toward the purchase of KNRO/KARZ. The total consideration paid thus far by the Company of $515,000 will be credited against the purchase price at closing. Concurrent with the execution of the option agreement, the Company entered into an LMA with Power Surge for a period of one year. Under the terms of the LMA, the Company is operating KNRO/KARZ and is obligated to pay Power Surge a monthly fee of $5,000.


3.  Disposition of Assets

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

Alta is the owner, operator and licensee of radio station KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California Broadcasting, Inc. ("Northern"), operates KNNN-FM, Central Valley, California (licensed to Northern). Alta also holds an option to purchase(see footnote 2 above), prior to the closing date of the MERGER, all of the tangible and intangible assets used or held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney, California and KNRO-AM, Redding, California.

As consideration for Alta entering into the merger with REGENT, the Company will receive, at closing, $1,000,000 in cash plus 200,000 shares of REGENT Series "E" Convertible Preferred Stock valued at $5.00 per share. In addition, REGENT is assuming $1,500,000 in debt of Alta as part of the transaction.

4.  Stockholder's Equity

In February 1997, the Company completed the filing of a Registration Statement Form SB-2 under the Securities Act of 1933. The filing effectively registered for sale all shares of common stock issued and outstanding at that time, 203,008 common stock put options which were subsequently issued to certain stockholders and an additional 400,000 shares of the Company's common stock to be offered to the public at $2.00 per share. The registration of the outstanding shares and the put options were required pursuant to an Agreement and Plan of Reorganization dated June 16, 1995.

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

In May 1997, the Company issued 25,000 shares of common stock pursuant to the Company's public offering at $2.00 per share receiving proceeds of $50,000. In September, 1997 the Company issued 25,000 additional shares of common stock pursuant to this offering receiving another $50,000 in proceeds.

In July 1997, the Company issued 75,000 shares of common stock in exchange for the forgiveness of $82,500 in long term notes payable.

In December 1997, the Company issued 200,000 shares of common stock representing an investment in Power Surge, Inc. (See footnote #2 above) at $1.20 per share for a total of $240,000.

In December 1997, the Company issued 27,500 shares of $10.00 preferred stock to a related party receiving total proceeds of $275,000. The Company may elect to retire the preferred stock from the proceeds of the Regent acquisition of Alta.

In December 1997, the Company issued 10,000 shares of common stock at $2.00 per share in exchange for services provided to the Company.


5.  Borrowings Under Lines of Credit

In September 1997, the Company negotiated an increase in its bank line of credit from $25,000 to $50,000. Borrowings under the line of credit bear interest at a rate of 7.9% per annum. The line of credit is collateralized by a $25,000 certificate of deposit placed with the bank by a related party of the Company. As of December 31, 1997, 100% of available funds had been advanced for working capital purposes. Also in September 1997, the Company negotiated a $50,000, 3 year term loan bearing interest at the rate of 11% per annum. This loan is for capital equipment purchases. As of December 31, 1997, the Company had purchased $31,504 in equipmen utilizing this credit facility.


6.  Pending License Application Settlement

In December 1997, the Company entered into a private auction to settle its pending application for a construction permit to build an FM radio station licensed to Shasta Lake City, California. There were multiple applicants participating in the auction. The Company was not the winning bidder. The Company will receive a settlement award of approximately $45,000. This amount has been booked in the current quarter as a receivable. All costs incurred by the Company during the application filing and prosecution process (legal, engineering, etc.) have been written off and any net gain recorded as other income during the period.

7.  Subsequent Events

Following the close of the quarter ended December 31, 1997 the Company entered into a negotiated settlement related to the Company's pending application for a construction permit to build an FM radio station licensed to Mesquite, Nevada. Under the terms of the agreement the Company will recover the amount of its cost basis incurred in filing and prosecuting the application. As of December 31, 1997 the Company had incurred costs of $5,880.70 pertaining to the Mesquite, Nevada application.

Also following the close of the quarter, the Company entered into a negotiated settlement related to the Company's pending application for a construction permit to build a television station in Pocatello, Idaho. This transaction involved two other competing applicants. The applicants agreed to form a separate entity into which the three individual applications would be merged. The new entity intends to build and operate the station. The Company will have a 10% carried equity interest in this new entity. All of the funding to build the station will be provided by the other applicants. As of December 31, 1997 the Company had incurred costs of $6,238.77 pertaining to the Pocatello, Idaho application.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended December 31, 1997 and 1996. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgement based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.

Overview

Effective April 1, 1997, the Company entered into an option agreement to purchase radio stations KNRO-AM and KARZ-FM (KNRO/KARZ) licensed to Redding, California from Power Surge, Inc. (Power Surge). Power Surge acquired the licenses from Power Curve, Inc. (Power Curve) on March 31, 1997. Power Surge and Power Curve are both controlled by the Company's President. Power Curve acquired KNRO/KARZ on January 31, 1997 for $480,000 in cash and a $720,000 promissory note. Under the terms of the option agreement, the Company could either (1) purchase KNRO/KARZ for $1,200,000 in cash or (2) issue 1,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Power Surge. The option was due to expire on September 30, 1997. However, by mutual agreement, the Company and Power Surge extended the date of the option to March 31, 1998. In addition to extending the option exercise period, the parties agreed to amend the terms of purchase by the Company to include a combination of cash and stock. To date the Company has disbursed $275,000 in the form of a deposit and issued 200,000 shares of common stock ($240,000) toward the purchase of KNRO/KARZ from Power Surge. The total consideration paid thus far by the Company of $515,000 will be credited against the purchase price at closing. Concurrent with the execution of the option agreement, the Company entered into an LMA with Power Surge for a period of one year. Under the terms of the LMA, the Company is operating KNRO/KARZ and is obligated to pay Power Surge a monthly fee of $5,000.

On October 10, 1997 the Company's wholly-owned subsidiary, Alta California Broadcasting, Inc. (Alta) entered into an Agreement of Merger(the Merger) with Regent Communications (Regent) whereby Alta will be merged into a wholly-owned subsidiary of Regent formed for purposes of completing the Merger. Simultaneously with the companies entering into the Merger, Alta entered into a Time Brokerage Agreement (TBA) with Regent whereby Regent will operate Alta's radio stations being merged during the period leading up to the date of closing of the Merger.

Alta is the owner, operator and licensee of radio station KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California
Broadcasting, Inc. (Northern), operates KNNN-FM, Central Valley, California (licensed to Northern). Alta also holds an option to purchase, prior to the closing date of the Merger, all of the tangible and intangible assets used or held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney, California and KNRO-AM, Redding, California. Alta has been operating these two stations under a TBA since March 1, 1997.

As consideration for Alta entering into the merger with Regent, the Company will receive, at closing, $1,000,000 in cash plus 200,000 shares of Regent Series "E" Convertible Preferred Stock valued at $5.00 per share. In addition, Regent is assuming $1,500,000 in debt of Alta as part of the transaction.

Liquidity and Capital Resources - December 31, 1997 compared to March 31, 1997

As of December 31, 1997 the Company had total assets of $2,237,405 representing an decrease in assets of $209,418. Total liabilities decreased significantly from $1,916,075 at March 31, 1997 to $1,149,990 at December 31, 1997. Total
stockholders equity increased $861,179 to $1,087,415 at December 31, 1997.

Total current assets as of December 31, 1997 were $678,299 and consisted of net accounts receivable of $212,805, receivables from related parties of $118,339, deposits of $275,000 and other current assets of $20,914. Total current liabilities as of December 31, 1997 were $475,979 comprised primarily of vendor accounts payable and accrued expenses of $221,880, accounts payable and the current portion of notes payable to related parties of $195,194 and the current portion of notes payable to unrelated parties of $58,905. Working capital as of December 31, 1997 was $202,320 representing a slight decrease in working capital for the period of $32,066.

As of December 31, 1997 the Company reported total assets of $2,237,405 including net property and equipment of $208,523, net intangibles (radio broadcast licenses and non-compete agreements) of $935,933 attributable to KRDG-FM acquired in July, 1996 and KNNN-FM acquired in September, 1996, other assets of $174,650 and investments of $240,000.

Total liabilities as of December 31, 1997 of $1,149,990 include, in addition to current liabilities of $475,979 discussed above, the long term portion of notes payable of $674,011. The long term portion of notes payable is comprised of $155,000 in term debt associated with the acquisition of KRDG-FM, $450,208 in term debt associated with the acquisition of KNNN-FM, bridge financing from unrelated parties of $40,000 and bank debt of $38,804 used for equipment purchases. This compares with total liabilities of $1,916,075 as of March 31, 1997 and represents a decrease of $766,085.

As of December 31, 1997, the Company reported stockholders equity of $1,087,415. This represents an increase of $861,179 over March 31, 1997 stockholders equity of $226,236 Contributing to the increase in stockholders equity since year-end were the following:

* At March 31, 1997, 203,008 common stock put options were outstanding. The put options granted the optionholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock in the balance sheet at March 31, 1997. The put options expired June 13, 1997; however, prior to such expiration, 102,946 options were exercised by the optionholders and, accordingly, these shares were acquired for $154,419. The remaining unexercised put options were forfeited. The value of the forfeited options of $150,093 was credited to additional paid in capital at the time of forfeiture.

* The issuance of 50,000 shares of common stock pursuant to the Company's public offering at $2.00 per share generated $100,000 of additional capital.

* The issuance of 75,000 shares of common stock at $1.10 per share (restricted stock) in exchange for the forgiveness of $82,500 in long term debt.

* The issuance of 10,000 shares of common stock at $2.00 per share in exchange for services provided by the company.

* The issuance of 200,000 shares of common stock at $1.20 per share representing an investment in Power Surge, Inc., the license holder of radio stations KARZ-FM and KNRO-AM which are to be acquired by the Company.

* The issuance of 27,500 shares of $10.00 preferred stock to a related party contributed $275,000 of equity to the Company.

Results of Operations - Three months  ended December 31, 1997 compared  to Three
                        Months Ended December 31, 1996

Net revenues for the quarter ended December 31, 1997 were $71,481 compared to net revenues of $140,191 for the same period a year ago. The decrease in revenue for the quarter is attributed to the TBA that Alta entered into with Regent on October 10, 1997. From this date through December 31, 1997 the Company's radio advertising revenues inured to the benefit of Regent pursuant to the terms of the TBA. In the prior year comparable period, the Company operated two radio stations providing advertising revenues during the entire quarter.

Operating expenses for the three months ended December 31, 1997 were $151,944 comprised of station operating expenses of $22,130, general and administrative expenses of $88,627 and depreciation and amortization of $41,187. Operating expenses for the three month period ended December 31, 1996 were $258,010 comprised of station operating expenses of $221,249, general and administrative expenses of $15,172 and depreciation and amortization of $21,589.

The Company incurred net interest expense (interest expense offset by interest income) for the quarter ended December 31, 1997 of $27,201 comprised primarily of interest arising from acquisition debt.

As a result of the foregoing, the Company sustained a net loss for the three months ended December 31, 1997 of ($40,687) or ($0.04) per share compared to a net loss of ($175,262) or ($0.20) per share for the three months ended December 31, 1996

Results of  Operations - Nine  Months Ended December 31, 1997 compared  to  Nine
                         Months Ended December 31, 1996

Net Revenues (gross revenues less agency commissions) for the nine months ended December 31, 1997 were $744,299 compared to net revenues for the nine months ended December 31, 1996 of $271,038. Revenue for the nine months ended December 31, 1997 was comprised of radio advertising sales associated with five radio stations located in Redding, California that the Company either owns or operates. In the prior year comparable period, the Company only operated two radio stations in Redding, California; one of these stations was operated from July through December(KRDG-FM) and a second station for the months of August through December(KNNN-FM). Therefore, the increase in revenue in the current period is attributable to an increase in volume of radio advertising sales.

Operating expenses for the nine months ended December 31, 1997 were $905,773 comprised of station operating expenses of $414,270, general and administrative expenses of $391,856 and depreciation and amortization of $99,647. Operating expenses for the period were generated by the Company's five Redding, California radio stations. As previously stated, in the prior year comparable period, the Company only operated two radio stations and did not operate these stations for the entire nine month period ended December 31, 1996. Thus the Company only generated operating expenses of $557,360 last year comprised of station operating expenses of $450,348, general and administative expenses of $37,976 and depreciation and amortization of $69,036. As a result of the foregoing, the Company sustained a loss from operations for the nine month period ended December 31, 1997 of $161,474 compared to a loss from operations for the nine months ended December 31, 1996 of $286,322. This improvement in profitability for the current period is attributed to increased revenues and with more efficient operations.

The Company incurred interest expense for the nine months ended December 31, 1997 of $54,022 comprised primarily of financing costs associated with the Company's acquisition of KRDG-FM and KNNN-FM. Offsetting the Company's interest charges for the period was $166,164 in other income. Other income was comprised of auction settlement income of $45,000 received from with the settlement, via private auction, of the Company's pending application for a construction permit to build an FM radio station licensed to Shasta Lake City, California. There were multiple participants in the auction. The company was not the winning bidder but will be reimbursed for its costs incurred to date in the project for legal, engineering and other expenses associated with prosecuting the Company's application. In addition to the auction settlement income, the Company generated option income of $70,000 attributable to with the sale of KNSN-AM, additional gain of $17,000 recorded as part of the sale of KNSN-AM, interest income on notes receivable of $14,818, and the recognition of deferred revenue of $9,722.

As a result of the foregoing, the Company sustained a net loss of ($49,322) or ($0.04) per share based on a weighted average number of shares outstanding of 1,140,996 for the nine month period ended December 31, 1997 compared to a net loss of ($401,272) or ($0.47) per share based on a weighted average number of shares outstanding of 861,758 for the same period a year ago.

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

     Signature                            Title                          Date

/s/ John C. Power            President and Chief Executive Officer     02/19/97
JOHN C. POWER                 Chairman of the Board of Directors


/s/ J. Andrew Moorer         Chief Financial Officer and Director      02/19/97
J. ANDREW MOORER