Form 10KSB
period 1998-03-31
REDWOOD BROADCASTING INC
filed 1998-07-17
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE
           ACT OF 1934

For the fiscal year ended March 31, 1998
                                             OR

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

                            11 Sundial Circle, Suite #17
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

     The aggregate market value of the Common Stock (one vote per share) held by non-affiliates as of July 14, 1998 was $598,332.

     The number of shares of the registrant's .004 par value Common Stock outstanding as of July 14, 1998 was 1,410,000.

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

     KESP-FM

     During the year ended March 31, 1998, the Company was issued a construction permit for KESP-FM licensed to Payson, Arizona and began construction of the station. On March 31, 1998, the Company signed an agreement with Brentlinger Broadcasting, Inc. (Brentlinger) under which Brentlinger has the option to purchase the station assets for a period of three years after commencement of program test operations. The option price is $1.5 million within two years after commencement of program test operations or $1.75 million thereafter.

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

     KNNN-FM

     In May, 1996, Alta entered into an Asset Purchase Agreement to acquire radio station KNNN-FM licensed to Central Valley, California. The Asset Purchase Agreement was subsequently assigned to Alta's wholly-owned subsidiary, Northern California Broadcasting, Inc. KNNN-FM primarily serves the Redding, California market and broadcasts an "Adult Contemporary" format at 99.3 on the FM band. In August, 1996,Northern began operating KNNN-FM under an LMA pending approval of the transfer of ownership by the FCC. In September, 1996. Northern completed the acquistion of KNNN-FM, thereby terminating the LMA. The Company has filed with the FCC for an upgrade to increase the station's broadcast power. The purchase price for KNNN was $825,000, $325,000 of which was paid in cash at closing, and the balance was paid in the form of a promissory note secured by the common stock of Northern California Broadcasting, Inc. and guaranteed by the Company.

     KLXR-AM

     In May, 1996, Alta entered into an Asset Purchase Agreement to acquire radio station KLXR-AM Licensed to Redding, California for $100,000. In February 1997, Alta entered into an LMA with the seller and, in April 1998, Alta completed the purchase of KLXR-AM for $100,000 cash.

KRRX-FM (f/k/a KARZ-FM) and KNRO-AM

     Effective April 1, 1997, the Company, through Alta, acquired from Power Surge, Inc. a Delaware corporation ("Power Surge") an option to purchase radio broadcast stations KRRX-FM, licensed to Burney, California and KNRO-AM licensed to Redding, California (the "Power Surge Stations") (the "Option"). Under the terms of the Option, the Company could either (1) purchase KNRO/KARZ on January 31, 1997 for $1,200,000 in cash or (2) issue 1,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Power Surge. The option was due to expire on September 30, 1997. However, by mutual agreement, the Company and Power Surge extended the date of the Option to March 31, 1998. In addition to extending the Option exercise period, the parties agreed to amend the terms of purchase to include a combination of cash and stock. The Company was unable to exercise the Option by March 31, 1998. The Option was extended again, by mutual consent, until June 30, 1998 in exchange for an increase in the purchase price to $1,235,000 (the increase reflects additional costs borne by Power Surge related to the acquisition). As of March 31, 1998 the Company had deposited $973,000 (comprised of $733,000 in cash and $240,000 in common stock) toward the purchase of the stations. On June 15, 1998 the Company exercised its option. Immediately thereafter, the stations, along with KRDG-FM and KNNN-FM were sold the Regent Communications, Inc. (Regent)-(see below).

     Power Surge is a controlled corporation of John C. Power, the Company's President, Director and principal shareholder through his affiliation with Redwood Microcap Fund, Inc. ("MicroCap"). The Power Surge Stations were purchased by Mr. Power through another controlled corporation, Power Curve, Inc. ("Power Curve"), from non-affiliated third parties on January 31, 1997. Power Curve purchased the Power Surge Stations for $1,200,000, the same as the option price granted to the Company by Power Surge. Under the terms of the acquisition, Power Curve paid to the seller of the Power Surge Stations $480,000 in cash at closing and executed a 10-year promissory note in the principal amount of $720,000. The promissory note issued to the Seller by Power Curve, Inc. is secured by other assets and securities owned by Power Curve. Power Curve transferred the Power Surge Stations to Power Surge effective March 31, 1997 in order to facilitate the Option being granted to the Company more fully described herein.

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

     Effective April 1, 1997, Power Surge and the Company, through Alta, entered into a Time Brokerage Agreement (Local Management Agreement) ("LMA") pursuant to which during the Option Period Alta will provide programming for the Power Surge Stations in conformity with rules and policies of the FCC. Under the terms of the LMA, Alta will pay Power Surge an LMA fee of $5,000 per month. Further, under the terms of the LMA, Alta will be responsible for operating the Power Surge Stations and will effectively bear the economic risk and benefit of owning the Power Surge Stations during the LMA and Option Period. Power Surge shall be responsible for maintaining in effect the FCC licenses covering the Power Surge Stations. Since entering into the LMA on April 1, 1997, Alta changed the call letters of KARZ-FM to KRRX-FM. Concurrent with the call letter change, the format of KRRX-FM was changed from Adult-Contemporary to Album Oriented Rock ("AOR"). The LMA terminated on June 15, 1998 when the Company exercised its Option.

REGENT COMMUNICATIONS

     On October 10, 1997 Alta California Broadcasting, Inc. ("Alta"), a wholly-owned subsidiary of Redwood Broadcasting, Inc. (the "Company") entered into an agreement of Merger (the "Merger") with Regent Communications ("Regent") whereby Alta would merge into a wholly-owned subsidiary of Regent formed for the purposes of effectuating the Merger.

     On June 15, 1998, the Company transferred, via the Merger, KRDG-FM, KNNN-FM, KNRO-FM, and KRRX-FM to Regent and received approximately $950,000 cash and 200,000 shares of Regent Series "E" Preferred Stock (valued at $5.00). Regent also assumed approximately $1,500,000 of the Company's liabilities. Regent operated such stations through June 15, 1998 under an LMA which was effective on October 15, 1997.



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


THE COMPANY'S RADIO STATIONS

     The following table sets forth certain information covering the Company's current and proposed radio stations:

           Stations Currently Owned or Operated as of 7/14/98

           Station        City of License        Station Format     Demographics
          --------        ---------------       ---------------     ------------
          KLXR-AM         Redding, CA          Adult Standards        Adults 50+


           Stations Currently Under Development as of 7/14/98

           Station        City of License        Station Format     Demographics
          --------        ---------------       ---------------     ------------
          KESP-FM         Payson, Arizona            Oldies       Adults 35-64


          The following table sets forth other Radio & Television applications currently before the FCC:

          Radio
          -----
          Dickson, OK
          Gillette, WY

          Television
          ----------
          Great Falls, MT
          Missoula, MT
          Butte, MT
          Marquette, MI

     There can be no assurance that the Company will be granted license associated with the radio and television applications currently before the FCC.

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

         The following table sets forth the frequency of each of the Company's stations and the date on which the FCC license for each such station expires, as well as certain information regarding radio station licenses that are the subject of certain acquisition agreements with the Company:


           Stations Currently Owned or Operated as of July 14, 1998
                                                                  Expiration
                                                                  Date of FCC
           Station        City of License           Frequency    Authorization
           -------       -----------------         ----------   --------------
           KLXR-AM         Redding, California        1230 Khz     12/01/05


           Stations Currently Under Development as of July 14, 1998
                                                                 Expiration
                                                                  Date of FCC
           Station        City of License           Frequency    Authorization
           -------       -----------------         ----------   --------------
          KESP-FM         Payson, Arizona           101.1 Mhz      12/01/05


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


EMPLOYEES

         The Company presently has four (4) full time and four (4) part-time employees. The Company's principal executive officers are John C. Power, Chief Executive Officer and President, and J. Andrew Moorer, Chief Financial Officer, Secretary and Treasurer. The foregoing individuals are responsible for all of the Company's budget, legal and financial matters, as well as for evaluating, investigating and negotiating all acquisition opportunities.

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

         The Company's corporate headquarters are leased and located in Carefree, Arizona. Principally, the Company's offices, studio and transmitter/antenna sites are leased with lease terms that expire within one to five years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space if required. The Company owns substantially all of the equipment used in its radio broadcasting business.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1998.

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information for Securities

     The Company's outstanding shares of common stock are traded over the counter and quoted on the OTC Electronic Bulletin Board on a limited and sporatic basis under the symbol RWBD. The reported high and low prices for the common stock are shown below for the period through March 31, 1998. These prices reflect inter-dealer prices and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                         High                Low
                                        ------              -----
Fiscal Quarter Ended
June 30, 1997                           $1.50               $1.50

Fiscal Quarter Ended
September 30, 1997                      $1.50               $1.25

Fiscal Quarter Ended
December 31, 1997                       $2.00               $1.625

Fiscal Quarter Ended
March 31, 1998                          $1.75               $1.75

     There were approximately 55 stockholders of record of the Company's $.004 par value common stock as of July 14, 1998. This amount does not include shares held in "street name" by various brokerage/clearing houses. The number of stockholders of record would be substantially greater if the "street name" stockholders were included.

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


Liquidity and Capital Resources - March 31, 1998 Compared to March 31, 1997

     The Company's balance sheet at March 31, 1998 reflects an improvement in the overall financial condition of the Company compared to the balance sheet at March 31, 1997. Total assets increased $166,807 to $2,613,630 as of March 31, 1998 compared to $2,446,823 as of March 31, 1997; total liabilities for the current period decreased significantly from $1,916,075 as of March 31, 1997 to $1,109,301, a reduction of over $800,000; total stockholders' equity increased to $714,329 from $226,236 a year ago, an increase of $488,093 or 216%


     Total current assets at March 31, 1998 were $299,317 and consisted of cash of $55,695, net accounts receivable of $93,024, receivables from related parties of $133,839 and other current assets of $16,759. Total current liabilities as of March 31, 1998 were $615,930 comprised primarily of vendor accounts payable and accrued expenses of $200,121, accounts payable and the current portion of notes payable to related parties of $317,869 and the current portion of notes payable to unrelated third parties of $97,940. The Company posted a working capital deficiency of ($316,613) as of March 31, 1998 compared to working capital of $234,386 as of March 31, 1997.

Contributing to the decrease in working capital for the period was the following:

1.) The collection, during the current period, of a $633,000 receivable from the sale of a radio station (decrease in current assets during the current period) was used to repay the long term portion of notes payable to related parties (decrease in long term liability during the current period).

     At March 31, 1998, the Company reported total assets of $2,613,630, including property and equipment of $227,249 net of accumulated depreciation and amortization of $90,675 and $915,716 (net of $134,773 in accumulated amortization) of intangibles (radio broadcast licenses and non-compete agreements) attributable to KRDG-FM acquired in July 1996 and KNNN-FM acquired in September 1996, a deposit of $973,000 associated with the purchase of two radio stations, and other assets of $198,348.

     Total liabilities as of March 31, 1998 of $1,109,301 include, in addition to current liabilities of $615,930 referred to above, the long term portion of notes payable of $443,371 and notes payable to related parties of $50,000. The long term portion of notes payable is comprised primarily of $412,640 in term debt associated with the acquisition of KNNN-FM. This compares with total liabilities of $1,916,075 as of March 31, 1997 and represents a decrease of $806,774.

     As of March 31, 1998 the Company reported stockholders' equity of $714,329. This represents an increase of $488,093 over March 31, 1998 stockholders' equity of $226,236. Contributing to the increase in stockholders' cquity were the following:

1.) An increase in common stock and additional paid in capital during the current year of $635,511 associated with several equity transactions involving the issuance of common stock pursuant to the Company's public offering, in private placement transactions, in exchange for the forgiveness of debt and in exchange for services rendered.

2.) The aforementioned was partiallly offset by an increase in the Company's accumulated deficit of $147,418 attributable to the company's current period loss.

     The increase in common stock and paid in capital resulted from the following transactions during the year:

1.) At March 31, 1997, 203,008 common stock put options were outstanding. The put options granted the optionholders the right to sell the Company their share of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock in the balance sheet at March 31, 1997. The put options expired June 13, 1997; however, prior to such expiration, 102,946 options were exercised by the optionholders and accordingly, these shares were acquired for $154,419. As the Company did not have the financial resources to effect the exercise of the options, these shares were acquired by affiliates of the Company. The remaining unexercised put options were offered to outside third parties for purchase. The remaining unexercised put options were forfeited. The value of the forfeited options of $150,093 was credited to additional paid in capital at the time of forfeiture.

2.) The issuance of 50,000 shares of common stock pursuant to the Company's public offering at $2.00 per share generated $100,000 of additioal capital.

3.) The issuance of 75,000 shares of common stock at $1.10 per share (restricted stock) in exchange for the forgiveness of $82,500 in debt.

4.) The issuance of 10,000 shares of common stock at $2.00 per share in exchange for services rendered to the Company.

5.) The issuance of 200,000 shares of common stock at $1.20 per share (restricted stock) representing a deposit in Power Surge, Inc., the license-holder of radio stations KARZ-FM and KNRO-AM which are to be acquired by the Company.

     Results of Operations - Year Ended March 31, 1998 Compared to the Year Ended March 31, 1997

     Net revenues (gross revenues less agency commissions) for the year ended March 31, 1998 were $757,086 compared to $507,917 for the year ended March 31, 1997 representing an increase of $249,169. The increase in revenue is attributable entirely to increased volume in radio advertising over a larger of radio stations owned or operated by the Company during the current year as compared to the same period a year ago. Revenues for the 12 months ended March 31, 1998 were generated by the Company's four radio stations owned or operated in the Redding, California market (KRDG-FM-owned, KNNN-FM-owned, KRRX-FM-operated under LMA and KNRO-AM-operated under LMA). Revenues for the previous twelve-month period were comprised of KRDG-FM (from July 1996 through March 1997) and KNNN-FM (from August 1996 through March 1997).

     Operating expenses for the year ended March 31, 1998 were $1,006,520 comprised of station operating expenses of $333,110, selling expenses of $103,552, general and administrative expenses of $435,981, and depreciation and amortization of $133,877. Operating expenses last year were $1,066,225. The decrease in operating expenses during the twelve months ended March 31, 1998 of $59,705 is attributed to the following:

1.) A one-time corporate restructuring charge of $122,747 recorded last year. The charge was associated with legal and accounting costs incurred in completing the Company's Registration Statement on Form SB-2 (effective February 1997). No such cost were incurred during the current year.

2.) A decrease in depreciation and amortization of $18,298 during the current year.

3.) Partially offsetting the decreases in items 1 & 2 above was an increase in general and administrative costs of $88,346 during the current year (from $347,635 to $435,981) as the Company increased administrative staff to handle the increase in number of stations being operated (from two stations to four). In addition, the Company incurred higher legal expenses during the year associated with various purchase and sale transactions. The higher legal costs contributed to the overall increase in general and administrative costs.

     Although the Company sustained an operating loss for the twelve months ended March 31, 1998; the increase in revenues, coupled with the decrease in operating expenses, reduced the operating loss by $308,874 or 55%; from a loss of ($558,308) last year to a loss of ($249,434) during the current year.

     The Company incurred interest expense for the twelve months ended March 31, 1998 of $70,452 comprised of financing costs associated with the Company's acquisition of KRDG-FM and KNNN-FM. Offsetting the Company's interest costs for the current period was $172,468 of other income. Other income is comprised primarily of option income of $70,000 attributable to the sale of KNSN-AM and auction settlement income of $36,000 received from the settlement, via private auction, of the Company's pending application for a construction permit to build an FM radio station licensed to Shasta Lake City, California. There were multiple participants in the auction. The Company was not the winning bidder, but will receive a proportionate share of the winning bid price. In addition, the Company posted $14,600 in interest income on notes receivable and recognized $9,722 in deferred revenue.

     As a result of the foregoing, the Company sustained a net loss of ($147,418) or ($0.15) per share for the twelve months ended March 31, 1998 compared to a net loss of ($20,175) or ($0.03) per share for the same period a year ago.

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

     Results of Operations - Year Ended March 31, 1997 Compared to the Eight Months Ended March 31, 1996

     Net revenues (gross revenues less agency commissions) for the year ended March 31, 1997 were $507,917 compared to annualized revenues associated with the eight months ended March 31, 1996 of $644,079 represents a decrease, on an adjusted annualized basis, of $136,162. Revenues for the eight months ended March 31, 1996, were comprised entirely of sales associated with KHSL-FM and KNSN-AM. Effective March 15, 1996, the Company entered into an LMA agreement for these stations in conjunction with their impending sale agreements. The LMA's effectively transferred operational control of the stations to the buyer. Therefore during fiscal 1997, no revenues and only limited expenditures are reflected in the consolidated financial statemenst for KHSL-FM and KNSN-AM. Revenues for the current year were entirely generated by KRDG-FM (from July, 1996 through March, 1997) and KNNN-FM (from August, 1996 through March, 1997).

     Operating expenses for the year ended March 31, 1997 were $1,066,225 comprised of station operating expenses of $339,499 selling expenses of $104,169, general and administrative expenses of $347,635, depreciation and amortization of $152,175 and a charge for corporate restructuring of $$122,747. This represents an increase in operating expenses over the previous year of $273,718. This increase is attributable primarily to the restructuring charge of $122,747 associated with legal and accounting costs incurred in completing the Company's Registration Statement on Form SB-2 (effective February, 1997), coupled with an increase in depreciation and amortization of $74,526. On an annualized basis, broadcasting, selling, and general and administrative expenses for the period ended March 31, 1996 were $1,072,287 compared to$791,303 for the year ended March 31, 1997, resulting in a decrease of $280,984. As previously stated, prior year costs were generated by KHSL-FM and KNSN-AM. Current year expenses were generated by the operations of KRDG-FM, KNNN-FM and certain residual operating expenses associated with KHSL-FM and KNSN-AM.


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

         None

                            PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS,
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

                                Director/Officer
           Name                   Age           Position                Since

       John C. Power              35        Chairman of the Board
                                            Chief Executive Officer,
                                            President                    1995

       J. Andrew Moorer           36        Chief Financial Officer,
                                            Secretary, Treasurer,
                                            and Director                 1995

     CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     John C. Power. Mr. Power began his service as President, Chief Executive Officer and Chairman of the Board of the Company in June, 1995 upon consummation of the Company's acquisition of Broadcasting. Mr. Power has also served as President and Chief Executive Officer of Redwood MicroCap Fund, Inc. ("MicroCap") since February, 1992. MicroCap is registered as an Investment Company under the Investment Company Act of 1940, as amended (the "40 Act"). MicroCap has majority and minority-owned subsidiaries engaged in oil and gas exploration, production and management, radio broadcasting, real estate and hotel development. Since November 1996, Mr. Power has been the Managing Member of Northern Lights Broadcasting, L.L.C., a limited liability company engaged in the acquisition and development of radio stations in Montana and North Dakota. Since November 1996, Mr. Power has also been President of Power Surge, Inc. Mr. Power has also served as president of Power Curve, Inc., a private investment and consulting firm since 1986, and as an officer and director of Signature Wines of Napa Valley, Inc. from September, 1995 to June 1996. Since February 1997, Mr. Power has been an officer and director of a privately-held Vineyard
Project: Love Oak Vineyards, Inc. Since November 1997, Mr. Power has been a managing member of Sea Ranch Lodge & Village, LLC. Since March 1998, Mr. Power has been a director of Guardian Technologies (NASDAQ: GRDN). From March, 1994 to September, 1995, Mr. Power served as a general partner of Signature Wines, a California partnership, a predecessor entity of Signature Wines of Napa Valley, Inc. Mr. Power served as a director of Biosource International, Inc. (NASDAQ:
BIOI) from August, 1993 to December, 1994, of Optimax Industries,  Inc. (NASDAQ:
OPMX) from April, 1993 to March, 1995, and of AirSoft Corporation, a manufacturer of network communications software and systems, from 1993 to June, 1996. Mr. Power received his formal education at Occidental College and at the University of California at Davis.

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

         During the twelve (12) months ended March 31, 1998, the Company did not have standing compensation or nominating committees of the Board of Directors.

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

                   SUMMARY COMPENSATION TABLE

                             Long Term Compensation
             Annual Compensation (1)              Awards   Payouts
--------------------------------------------------------------------------------
                                  Other
                                 Annual   Restricted                   All Other
 Name and                        Compen-    Stock               LTIP     Compen-
 Principal  Year  Salary  Bonus  sation    Award(s)  Options/  Payouts   sation
 Position          ($)     ($)    ($)(1)    ($)        SARS      ($)       ($)
--------------------------------------------------------------------------------
John C. Power
 President, 1998  $-0-    $-0-     $-0-     $-0-       $-0-     $-0-       $-0-
 CEO and
 Chairman   1997(2)-0-    $-0-     $-0-     $-0-       $-0-     $-0-       $-0-
 of the
 Board

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

     During the year ended March 31, 1997, the Company issued 100,000 options under the plan to an employee. The options expired in 1997 upon the employees termination. No options had vested prior to the termination and there were no options outstanding as of March 31, 1998.

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

Name and Address                        Number of Shares
of Beneficial Owner                     Beneficially Owned

Officers, Directors,
and Principal Shareholders

John C. Power (1)                              813,204               57.7%
P.O. Box 3458
Carefree, AZ  85377

J. Andrew Moorer (2)                           743,970               52.8%
4528 E. Duane Lane
Cave Creek, AZ  85331

Redwood MicroCap Fund, Inc. (3)(4)             700,454               49.7%
P.O. Box 3463
Carefree, AZ  85377

Combined Penny Stock Fund, Inc. (5)            130,608                9.26%
2055 Anglo Drive, Suite 105
Colorado Springs, CO  80918

Brian Power (6)                                144,984               10.30%
Nut Tree Ranch
Nut Tree, CA  95690

Rockies Fund, Inc.                             200,000               14.2%
4465 Northpark Drive
Colorado Springs, CO 80907

Officer and Directors
as a Group (two (2) individuals)               856,720               60.8%


     (1) Includes 700,454 shares held of record by Redwood MicroCap Fund, Inc.,a Colorado corporation, of which Mr. Power is an officer, director and shareholder and, as such, would be deemed to exercise the shared voting and investment power with respect to such securities. Mr. Power disclaims beneficial ownership of the securities for purposes of Section 16 under the Exchange Act. Assumes no shares are sold by MicroCap in the Selling Shareholders' Offering. Also, includes 7,750 shares held of record by the John C. Power Profit Sharing Plan. Mr. Power currently serves as the Plan's administrator and is beneficiary and as such, would be deemed to exercise voting and investment power with respect to such securities. Also includes 81,250 shares held of record by Power Curve, Inc., a controlled corporation of Mr. Power.

     (2) Includes 700,454 shares held of record by Redwood MicroCap Fund, Inc., a Colorado corporation of which Mr. Moorer is an officer and director and, as such, would be deemed to exercise the shared voting and investment power with respect to such securities. Mr. Moorer disclaims beneficial ownership of the securities for purposes of Section 16 under the Exchange Act. Assumes no shares are sold by MicroCap in the Selling Shareholders' Offering.

     (3) Includes 195,371 shares of Common Stock acquired pursuant to the terms of the RBI Agreement. (See "CERTAIN TRANSACTIONS - RBI Agreement"), 216,559 shares of the Common Stock issued to MicroCap in satisfaction of $259,371 in debt owed to MicroCap by the Company, 143,204 shares of Common Stock acquired from certain CRI Shareholders, 25,000 shares acquired during the Company's Public Offering, and 75,000 shares held by a wholly-owned subsidiary of MicroCap.

     (4) Redwood MicroCap Fund, Inc. is a diversified, closed-end, mutual fund registered under the Investment Company Act of 1940 (the "1940 Act"). Voting and investment power with respect to these securities is exercised by the company's Board of Directors, whose members are John
          C. Power, Joseph O. Smith, and J. Andrew Moorer.

     (5) Combined Penny Stock Fund, Inc. is a Colorado-based business development company located in Colorado Springs, Colorado. Voting and investment power with respect to these securities is exercised by the Company's Board of Directors whose members include Jeff Kormos, Dr. A. Leonard Nacht, Brian Power and John Overturf.

     (6) Includes 130,608 shares of Common Stock owned of record by Combined Penny Stock Fund, Inc., on which Mr. Power serves as a member of the Board of Directors. Mr. Power disclaims beneficial ownership of the shares held of record by Combined Penny Stock Fund, Inc. for purposes of Section 16 of the Exchange Act.

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

     In connection with the acquisition of Broadcasting, the Company did not obtain an opinion of an investment banker, accountant or other third party that the terms of the transaction were fair to the Company's future shareholders who would receive their shares in this shares in the Spin-Off. In lieu of obtaining such opinions, MicroCap (Broadcasting's parent corporation) agreed to purchase from certain of the CRI Shareholders the right to receive a total of 97,000 Spin-Off Shares at a price of $1.20 per share. As MicroCap lacked the resources and capital to extend the same offer and opportunity to all CRI Shareholders, the Company required as a condition to closing the transaction that MicroCap guarantee its obligations under the Put Options being issued to the remaining CRI Shareholders. The Puts required the Company to purchase and redeem any and all shares tendered at a price of $1.50 per share. The Puts were exercisable for a period of ninety (90) days following the effective date of the Company's Registration Statement. The Putholders were not charged or assessed for Puts and the Company did not receive any proceeds from the proceeds of the Puts. The Company bore the cost of the distribution of the Puts.

     In February 1997, the Company completed the filing of a Registration Statement Form SB-2 under the Securities Act of 1933, as amended. The filing effectively registered for sale all shares of common stock issued and outstanding at that time, 203,008 common stock put options which were subsequently issued to certain stockholders, 203,008 put option guarantees under which MicroCap guaranteed the Company's obligation under the puts, and an additional 400,000 shares of the Company's common stock to be offered to the public. The registration of the outstanding shares, the put options and the put option guarantees was required pursuant to the Agreement and Plan of Reorganization dated June 16, 1995.

     At March 31, 1997, the 203,008 common stock put options remained outstanding. The put options granted the putholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock at March 31, 1997. The put options expired on June 13, 1997; however, prior to their expiration, 102,946 options were exercised by the optionholders and the shares were acquired by affiliates of the Company for $154,419. The remaining put options were forfeited.

MICROCAP DEBT CONVERSION

     During the year ended March 31, 1997, the Company issued 71,559 shares of common stock to MicroCap to retire notes and accounts payable totalling $85,871.

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

MICROCAP BORROWINGS

     The Company has received approximately $108,957 from MicroCap in the form of inter-Company borrowings, which indebtedness is unsecured and had not been repaid as of March 31, 1998. The funds received were used for working capital.

POWER CURVE, INC. STOCK PURCHASE

     During the year ended March 31, 1997, the Company received private placement proceeds of $97,500 in exchange for the issuance of $81,250 shares of common stock at $1.20 per share to Power Curve, Inc., a corporation controlled by John C. Power, an officer and director of the Company.

MICROCAP PREFERRED STOCK

     During the year ended March 31, 1998, the Company issued 790,000 shares of its preferred stock to MicroCap for $790,000.

NOTES RECEIVABLE OFFICER

     The Company has a $45,000 note receivable from an officer of the Company as of March 31, 1998 relating to a purchase by the officer of 31,500 shares of the Company's common stock. The note bears interest at 7%, matures on August 1, 2002 and is collateralized by a second deed of trust on the officer's personal residence.

MICROCAP STOCK PURCHASE

     During the year ended March 31, 1998 MicroCap purchased 25,000 shares of Common Stock pursuant to the Company's Public offering. The Company received proceeds of $50,000 from this transaction.

ROCKIES FUND STOCK ISSUANCE

     During the year ended March 31, 1998 the Company issued 200,000 shares of Common Stock to the Rockies Fund, Inc. to purchase a 20% interest in Power Surge, Inc. (a wholly-owned subsidiary of Power Curve, Inc. which is 100% owned by the President of the Company).

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

     Signature                            Title                          Date

/s/ John C. Power            President and Chief Executive Officer     07/14/98
JOHN C. POWER                 Chairman of the Board of Directors


/s/ J. Andrew Moorer         Chief Financial Officer and Director      07/14/98
J. ANDREW MOORER

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                 Page

INDEPENDENT AUDITORS' REPORT                                       2

CONSOLIDATED  FINANCIAL  STATEMENTS
Consolidated  Balance  Sheet                                       3
Consolidated Statements of Operations                              4
Consolidated Statements of Stockholders' Equity                    5
Consolidated Statements of Cash Flows                              6
Notes to Consolidated Financial Statements                         7

INDEPENDENT AUDITORS' REPORT


Redwood Broadcasting, Inc.
Carefree, Arizona


We  have  audited  the  accompanying   consolidated  balance  sheet  of  Redwood
Broadcasting, Inc. and subsidiaries as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redwood Broadcasting, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.





STOCKMAN KAST RYAN & SCRUGGS, P.C.
Colorado Springs, Colorado
July 10, 1998

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 1998

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 6)                                   $   55,695
Accounts receivable, net (Note 1)                                        48,024
Receivables from related parties (Note 5)                               133,839
Receivable from bid settlement                                           45,000
Other current assets                                                     16,759
                                                                      ---------
Total current assets                                                    299,317

Property and equipment, net (Notes 3 and 6)                             227,249
Intangible assets, net (Note 4)                                         915,716
Deposit on purchase of stations (Note 2)                                973,000
Other assets                                                            198,348
                                                                      ---------
TOTAL                                                                $2,613,630
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                $  200,121
Payables to related parties (Note 5)                                    152,805
Current portion of notes payable (Note 6)                                97,940
Current portion of notes payable to related parties (Note 5)            165,064
                                                                      ---------
Total current liabilities                                               615,930

Notes payable (Note 6)                                                  443,371
Notes payable to related parties (Note 5)                                50,000
                                                                      ---------
Total liabilities                                                     1,109,301
                                                                      ---------

REDEEMABLE PREFERRED STOCK, par value $.04; 2,500,000
  shares authorized; 790,000 issued and outstanding (Notes 8 and 11)    790,000
                                                                      ---------

STOCKHOLDERS' EQUITY (Note 8)
Common stock, par value $.004; 12,500,000 shares authorized;
    1,410,000 shares issued and outstanding                               5,640
Additional paid-in capital                                            1,453,506
Accumulated deficit                                                    (699,817)
Note receivable from stockholder                                        (45,000)
                                                                      ---------
Total stockholders' equity                                              714,329
                                                                      ---------
TOTAL                                                                $2,613,630
                                                                      =========




See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                          1998             1997
REVENUE
Broadcast revenue                                    $ 830,724        $ 545,185
Less agency commissions                                 73,638           37,268
                                                     ---------        ---------
Net revenue                                            757,086          507,917
                                                     ---------        ---------
OPERATING EXPENSE
General and administrative                             435,981          347,635
Broadcasting                                           333,110          339,499
Selling                                                103,552          104,169
Depreciation and amortization                          133,877          152,175
Corporate restructuring (Note 8)                             -          122,747
                                                     ---------        ---------
Total                                                1,006,520        1,066,225
                                                     ---------        ---------
LOSS FROM OPERATIONS                                  (249,434)        (558,308)
                                                     ---------        ---------

OTHER INCOME (EXPENSE)
Interest expense                                       (70,452)        (147,930)
Gain on sale of radio
  stations (Note 2)                                                     678,206
Loss on sale of land (Note 2)                                           (80,000)
Other income - net (Notes 2 and 10)                    172,468           87,857
                                                     ---------        ---------
OTHER INCOME, NET                                      102,016          538,133
                                                     ---------        ---------
NET LOSS                                             $(147,418)       $ (20,175)
                                                     =========        =========
NET LOSS PER COMMON SHARE                            $    (.15)       $    (.03)
                                                     =========        =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                               1,015,082          732,201
                                                     =========        =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             Note
                                     Additional           Receivable   Total
                       Common Stock   Paid-In  Accumulated   from  Stockholders'
                      Shares  Amount  Capital    Deficit  Stockholder  Equity

BALANCES,
    APRIL 1, 1996     577,500 $2,310   $467,935 $(532,224)           $ (61,979)

Issuance of stock in
  private placements
  (Note 8)            132,750    531    158,769                        159,300
Issuance of common
  stock to repay debt
  (Note 8)             71,559    286     85,585                         85,871
Issuance of common
  stock for services
  (Note 8)             46,016    184     55,035                         55,219
Issuance of common
  stock to officer
  (Note 8)             37,500    150     44,850             $(45,000)
Issuance of common
  stock for investment  6,667     27      7,973                          8,000
Net loss                                          (20,175)             (20,175)
                       ------  -----     ------   --------   --------  --------
BALANCES,
    MARCH 31, 1997    871,992  3,488    820,147  (552,399)   (45,000)  226,236


Satisfaction or
  forfeiture of common
  stock put options
  (Note 8)            203,008    812    303,700                        304,512
Issuance of common
  stock to repay
  debt(Note 8)         75,000    300     82,200                         82,500
Issuance of common
  stock for cash and
  services (Note 8)    60,000    240      8,259                          8,499
Issuance of common
  stock for
  investment(Note 2)  200,000    800    239,200                        240,000
Net loss                                         (147,418)            (147,418)
                    ---------   ----  ---------  --------  --------- ----------
BALANCES,
    MARCH 31, 1998  1,410,000 $5,640 $1,453,506 $(699,817)  $(45,000) $714,329
                    ========= ====== ==========  ========  =========  ========



See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                               1998        1997
OPERATING ACTIVITIES
Net loss                                                  $(147,418)  $ (20,175)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                           133,877     152,175
    Gain on bid settlement                                  (36,205)
    Gain on sale of stations                                           (678,206)
    Loss on sale of land                                                 80,000
    Loss on disposals of equipment                                        5,942
    Changes in operating assets and liabilities:
       Accounts receivable                                   73,536     (42,226)
       Other current assets                                  (3,852)     10,986
       Accounts payable and accrued expenses               (188,544)     10,008
       Other assets                                        (112,180)      7,901
                                                           --------    --------
Net cash used in operating activities                      (280,786)   (473,595)
                                                           --------    --------
INVESTING ACTIVITIES
Collection of receivables from sales of stations            833,000
Cash deposit on purchase of stations                       (733,000)
Proceeds from sale of radio stations,
  net of commissions paid                                               588,333
Proceeds from sale of land                                              370,000
Purchases of station assets                                 (66,786)   (448,920)
                                                           --------    --------
Net cash provided by investing activities                    33,214     509,413
                                                           --------    --------
FINANCING ACTIVITIES
Proceeds from borrowings under
  related party notes                                       205,000   1,198,808
Proceeds from borrowings under notes                         97,403     465,000
Principal payments on notes to
  related parties                                          (580,385)   (848,533)
Principal payments on notes                                (224,184)   (761,908)
Decrease in net payable to related parties                  (83,863)   (132,030)
Payments on capital lease obligations                       (11,994)    (13,664)
Proceeds from issuance of common stock                      100,000     159,300
Proceeds from issuance of redeemable preferred stock        790,000
Increase in common stock offering costs                     (29,501)    (62,000)
                                                           --------    --------
Net cash provided by financing activities                   262,476       4,973
                                                           --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    14,904      40,791
CASH AND CASH EQUIVALENTS, Beginning of year                 40,791
                                                           --------    --------
CASH AND CASH EQUIVALENTS, End of year                      $55,695    $ 40,791
                                                           ========    ========
SUPPLEMENTAL NONCASH INVESTING  ACTIVITIES
Promissory note received for sale of stations                         $ 200,000
Receivable received for sale of stations                                633,000
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Satisfaction or forfeiture of common stock put options    $ 304,512
Issuance of common stock for services                        20,000   $  55,219
Issuance of common stock to repay debt                       82,500      85,871
Issuance of common stock for investment                     240,000       8,000
Issuance of common stock to officer in exchange for
  note receivable from officer                                           45,000
Note issued in acquisition of
  station assets                                                        655,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                    $ 113,048   $ 115,689






See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization   --  Redwood   Broadcasting,   Inc.   ("RBI")   and  its
          subsidiaries Alta California Broadcasting, Inc. and Northern California Broadcasting, Inc. (collectively, the Company), operate in the radio broadcasting industry. RBI is a majority-owned subsidiary of Redwood MicroCap Fund, Inc. ("MicroCap"). Organized as a holding company for the purpose of acquiring and/or developing undervalued radio broadcasting properties located in small to medium sized markets, the Company has embarked upon an aggressive acquisition and development program and continues to seek acquisition and development opportunities in the broadcast industry. The Company currently operates radio stations in Northern California. Management of the Company is performed by employees of MicroCap.

          Principles of Consolidation -- The consolidated financial statements include the accounts of RBI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Accounts Receivable -- The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. At March 31, 1998, the allowance was $8,250.

          Property and Equipment -- Property and equipment are recorded at fair value as of the date of aquisition of the related station or cost if purchased subsequently. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:
          buildings and improvements - 10 years; transmitters - 20 years; computer equipment - 3 years; and technical equipment and furniture and fixtures - 5 to 7 years. The recoverability of the carrying value of property and equipment is evaluated periodically in relation to the estimated value of the radio stations based on their operating performance and cash flows.

          Intangible Assets -- Intangible assets include radio station purchase price allocations to license costs and the noncompete agreement. License costs are amortized over a period of 20 years and noncompete agreement is amortized over the three year period of the agreement. The recoverability of the carrying value of intangible assets is evaluated periodically in relation to the estimated value of the radio stations based on their operating performance and cash flows.

          Revenue Recognition -- The Company's primary source of revenue is the sale of air time to advertisers. Revenue from the sale of air time is recorded when the advertisements are broadcast.

          Barter Transactions -- Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized based on the fair value of the goods or services received when the advertisements are broadcast. Goods and services are recognized when used.

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

          Loss Per Common Share -- Loss per common share is based upon the net loss applicable to common shares and upon the weighted average of common shares outstanding during the period. The exercise of common stock warrants was not assumed in the calculation of loss per common share because the effect would be antidilutive. The weighted average common shares outstanding excludes shares which are treated as redeemable common stock.

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

          The Company's radio stations broadcast in Northern California. This results in a risk to the Company due to the concentration in one geographic area.

          Reclassifications -- Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


2.        RADIO STATION ACQUISITIONS AND DISPOSITIONS

          In 1994, RBI formed a wholly-owned subsidiary, Alta California Broadcasting, Inc. (Alta), to pursue radio acquisition opportunities it had determined were available in Northern California. A description of such stations follows:

          KHSL AM/FM -- In 1994, Alta acquired radio stations KHSL-AM/FM licensed to Chico and Paradise, California, respectively. Subsequent to its acquisition by Alta, KHSL-AM changed its call letters to KNSN-AM.

2.        RADIO STATION ACQUISITIONS AND DISPOSITIONS, continued

          In March 1996, Alta entered into separate Asset Sale Agreements to sell the assets of both KNSN-AM and KHSL-FM, excluding a parcel of land, for $1,466,333. Concurrently with signing the Asset Sale Agreements, Alta entered into a Local Management Agreement (LMA) with the prospective purchaser until the sale closed on March 31, 1997, at which time the LMA terminated. Included in other income for the year ended March 31, 1997 is $46,033 resulting from LMA fees from the prospective purchaser.

          Alta received $633,333 in cash and a $200,000 promissory note bearing interest at a rate of 7%. Alta was also to receive $633,000 in cash no later than April 30, 1997 for KNSN-AM; however, pursuant to the Asset Purchase Agreement, the buyer of KNSN-AM had the option to defer payment of such amount for monthly option fees of $10,000 or $15,000. Included in other income for the year ended March 31, 1998 is $70,000 resulting from monthly option fees collected. As of March 31, 1998, all amounts receivable from the sale of KHSL-AM/FM had been collected. A gain on the sale of $678,206 has been recorded in the accompanying statement of operations for the year ended March 31, 1997.

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

          KNNN-FM -- In May 1996, Alta entered into an Asset Purchase Agreement to acquire KNNN-FM licensed to Central Valley, California. The Asset Purchase Agreement was subsequently assigned to Alta's wholly-owned subsidiary, Northern California Broadcasting, Inc. KNNN-FM primarily serves the Redding, California market. In August 1996, Alta began operating KNNN-FM under a LMA pending approval of the transfer of ownership by the FCC. The purchase price for KNNN-FM was $825,000, $325,000 of which was paid in cash at closing, and the balance of which was in the form of a promissory note (see Note 6). Pursuant to the Asset Purchase Agreement, the seller of KNNN-FM agreed to not compete in the Redding, California market for a period of three years. The acquisition was recorded using the purchase method and the purchase price was allocated to property and equipment, the noncompete agreement and license costs, based on estimated fair values.

          KLXR-FM -- In May 1996, Alta entered into an Asset Purchase Agreement to acquire KLXR-AM, licensed to Redding, California, for a total purchase price of $100,000. In February 1997, Alta entered into a LMA with the seller and, in April 1998, Alta completed the purchase of KLXR for $100,000 cash.

          KNRO-AM and KRRX-FM (f/k/a KARZ-FM) - Effective April 1, 1997, Alta acquired an option to purchase radio stations KNRO-AM and KARZ-FM (KNRO/KARZ) licensed in Redding, California from Power Surge, Inc. (Power Surge), a wholly-owned subsidiary of Power Curve, Inc. (Power Curve). Power Surge and Power Curve are both controlled by the Company's President. Power Curve acquired KNRO/KARZ on January 31, 1997 for $480,000 in cash and a $720,000 promissory note. Power Surge operated the stations from February 1, 1997 through March 31, 1997 and received the licenses from Power Curve on March 31, 1997. Under the terms of the option agreement, the Company can either (1) purchase KNRO/KARZ for $1,200,000 in cash or (2) issue 1,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of Power Surge. Also effective April 1, 1997, the Company entered into a LMA with Power Surge for a period of one year. The Company operated KNRO/KARZ through October 15, 1997 and was obligated to pay Power Surge a monthly fee of $5,000. Effective May 16, 1997, KARZ-FM changed its call letters to KRRX-FM. As of March 31, 1998, the Company made cash payments of $733,000 and issued 200,000 shares of its common stock, with a fair value of $240,000, to Power Curve as deposits on the purchases. Subsequent to year-end the option agreement and LMA were extended, the option price was increased to $1,235,000, and Alta exercised its option on June 15, 1998. Immediately thereafter, the stations, along with KRDG-FM and KNNN-FM, were sold to Regent Communications, Inc. (Regent) (see note 11).

          KESP-FM -- During the year ended March 31, 1998, the Company acquired a construction permit for KESP-FM in Payson, Arizona and began construction of the station. On March 31, 1998, the Company signed an agreement with Brentlinger Broadcasting, Inc. (Brentlinger) under which Brentlinger has the option to purchase the station assets for a period of three years after commencement of program test operations. The option price is $1.5 million within two years after commencement of program test operations or $1.75 million thereafter.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 1998:


         Buildings and improvements                                $ 54,098
         Equipment                                                  147,343
         Transmitters                                                72,764
         Furniture and fixtures                                      43,719
                                                                    -------
         Total property and equipment                               317,924
         Less accumulated depreciation                               90,675
                                                                    -------
         Property and equipment-- net                              $227,249
                                                                    =======

4.       INTANGIBLE ASSETS

         Intangible assets consist of the following at March 31, 1998:

         License costs                                           $  950,489
         Noncompete agreement                                       100,000
                                                                  ---------
         Total intangible assets                                  1,050,489
         Less accumulated amortization                              134,773
                                                                  ---------
         Intangible assets-- net                                 $  915,716
                                                                  =========

5.       RELATED PARTY TRANSACTIONS

         Notes payable to related parties consist of the following at March 31, 1998:

         Uncollateralized notes payable to related entities with
             interest at 8.25% and principal and interest due on
             June 30, 1998                                           $155,000

         Uncollateralized notes payable to an employee with
             interest at 15% and principal and interest due
             on November 21, 2000                                      50,000

         Uncollateralized notes payable to stockholders with
             interest at 8% and principal and interest due
             on March 31, 1999                                         10,064
                                                                      -------
         Total                                                        215,064
         Less current portion                                         165,064
                                                                      -------
         Total                                                       $ 50,000
                                                                      =======

         The Company recorded interest expense on the related party notes of approximately $45,000 and $79,000 for the years ended March 31, 1998 and 1997, respectively.

         Management believes that the fair values of its notes payable to related parties are not materially different from their carrying values based on the terms and varying characteristics of the notes.

         The Company has receivables from and payables to entities controlled by an officer and stockholder of the Company totalling $133,839 and $152,805 respectively, as of March 31, 1998. Such balances do not bear interest and have no set repayment terms.

         See Note 8 regarding common stock transactions with related parties.


6.       NOTES PAYABLE

         Notes payable consist of the following at March 31, 1998:

         Note payable to seller of KNNN-FM with interest at 8.5%,
           collateralized by the common  stock of  Northern
           California  Broadcasting, Inc., payable in monthly
           installments of principal and interest of $6,199
           through October 2001 with the remaining balance due
           at that date                                              $ 450,208

         Note payable to bank with interest rates ranging from
           8% to 11%, partially collateralized by cash equivalents
           and equipment, interest payable monthy and principal
           due in varying amounts from  April 1, 1998 through
           September 2, 2000                                            76,103

          Uncollateralized note payable, with interest at 15%, due
          and payable on November 21, 2000                              15,000
                                                                      --------
          Total                                                        541,311
          Less current portion                                          97,940
                                                                      --------
          Total                                                      $ 443,371
                                                                      ========

          Under the terms of the promissory note agreements, future minimum annual principal payments during the fiscal years ending March 31 are as follows: 1999 - $97,940; 2000 - $53,621; 2001 - $62,502; and 2002 -
          $327,248.

          Management believes that the fair values of its notes payable are not materially different from their carrying values based on the terms and varying characteristics of the notes.

7.        LEASE AGREEMENTS

          The Company leases land and equipment under operating lease agreements expiring in various years through 2002. Lease expense under the operating lease agreements totalled $30,263 and $74,039 for the years ended March 31, 1998 and 1997, respectively. Pursuant to the LMA agreement between Alta and Regent (see Note 11), the Company was reimbursed for all operating lease payments subsequent to October 15, 1997. The lease agreements were assumed by Regent upon the closing of the sales agreement with Regent on June 15, 1998.


8.        STOCKHOLDERS' EQUITY

          In February 1997, the Company completed the filing of a Registration Statement Form SB-2 under the Securities Act of 1933, as amended. The filing effectively registered for sale all shares of common stock issued and outstanding at that time, 203,008 common stock put options which were subsequently issued to certain stockholders, 203,008 put option guarantees under which MicroCap guaranteed the Company's obligation under the puts, and an additional 400,000 shares of the Company's common stock to be offered to the public. The registration of the outstanding shares, the put options and the put option guarantees was required pursuant to the Agreement and Plan of Reorganization dated June 16, 1995.

          In connection with the completion and filing of the registration statement, the Company incurred certain legal, accounting and consulting costs. The portion of such costs which related to the registration of the previously issued and outstanding shares, the put options and put option guarantees were charged to operations since no proceeds were realized relating to the registration of such securities. The portion of such costs which related to the registration of the additional 400,000 shares to be offered to the public are reflected as a reduction of proceeds totalling $111,501 upon the sale of these shares. During the year ended March 31, 1998, the Company sold 50,000 shares for $100,000.

          At March 31, 1997, the 203,008 common stock put options remained outstanding. The put options granted the putholders the right to sell to the Company their shares of common stock at a price of $1.50 per share. The Company's potential obligation under the put options of $304,512 was classified as redeemable common stock at March 31, 1997. The put options expired on June 13, 1997; however, prior to their expiration, 102,946 options were exercised by the optionholders and the shares were acquired by affiliates of the Company for $154,419. The remaining put options were forfeited.

          During the year ended March 31, 1998, the Company issued 790,000 shares of its preferred stock to MicroCap for $790,000. Because it was management's intention as of March 31, 1998, to repurchase the shares with the proceeds from the sale of radio stations to Regent in June 1998 (see note 11), the preferred stock has been classified as redeemable in the accompanying balance sheet as of March 31, 1998.

          During the year ended March 31, 1997, the Company issued 71,559 shares of common stock to MicroCap and a company controlled by the Company's president in repayment of notes and accounts payable totalling $85,871. Also, included within the private placement proceeds is $129,300 received from related parties during the year ended March 31, 1997 for 107,750 shares of common stock.

          During the year ended March 31, 1998, the Company issued 10,000 shares of common stock for legal services rendered in connection with the completion and filing of the registration statement described above. The services, with a value of $20,000, were charged to additional paid-in capital.

          During the year ended March 31, 1997, the Company issued 46,016 shares of common stock for legal and other services. The estimated fair value of the services of $55,219 was charged to operations.

          The Company has a $45,000 note receivable from an officer of RBI as of March 31, 1998 relating to a purchase by the officer of 37,500 shares of RBI common stock. The note bears interest at 7%, matures on August 1, 2002 and is collateralized by a second deed of trust on the officer's personal residence.

          At March 31, 1998, the Company had outstanding warrants to purchase 116,666 shares of the Company's common stock at a purchase price equal to the lesser of $1.50 per share or fifty percent of the offering price to the public of the Company's common stock in connection with the next public offering of shares by the Company. The shares became exercisable on September 9, 1997 and expire on September 9, 2000.

          On December 5, 1995, the Company adopted the 1995 Incentive Stock Option Plan (the Plan). Pursuant to the Plan, the Company's Board of Directors is authorized to issue options for the purchase of up to 150,000 shares of the Company's common stock to key employees of the Company. Under the Plan, the exercise price of the options may not be less than the fair market value of the shares of the Company's common stock on the date of grant. During the year ended March 31, 1997, the Company issued 100,000 options under the Plan to an employee; the options expired in December, 1997 upon the employee's termination. No options are outstanding at March 31, 1998.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123), which establishes financial accounting and reporting standards for stock based employee compensation plans including stock purchase plans, stock options, restricted stock and stock appreciation rights. As permitted by FAS 123, the Company has elected to continue accounting for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company estimates that the impact of FAS 123 would not be material to the Company's financial statements.

9.        INCOME TAXES

          The Company has approximately $540,000 of net operating loss carryovers expiring in various years through 2013 which result in deferred income tax assets of approximately $180,000. However, because of the uncertainty regarding future realization of the deferred income tax assets, the Company has established a valuation allowance of $180,000 as of March 31, 1998. The valuation allowance increased by $53,000 and $64,000 during the years ended March 31, 1998 and 1997.

10.       OTHER INCOME

          Included in other income for the year ended March 31, 1998 is a $36,205 gain resulting from a FCC license auction and settlement agreement.

11.       SUBSEQUENT EVENTS

          During April 1998, the Company received $90,000 for 497 of its 1,000 shares in Channel 31, Inc., a company founded to acquire a construction permit to build a television station in Pocatello, Idaho. The Company has also granted an option to the acquiror of the shares to purchase the Company's remaining 503 shares for $10,000.

          On June 15, 1998, the Company sold KRDG-FM, KNNN-FM, KNRO-FM, and KRRX-FM to Regent and received approximately $950,000 cash and 200,000 shares of Regent's Series E preferred stock. Regent also assumed approximately $1,500,000 of the Company's liabilities. With the proceeds of the sale, the Company repurchased all of its outstanding shares of preferred stock (see note 8) for $790,000. Regent operated such stations through June 15, 1998 under a LMA which was effective on October 15, 1997.