Form 10QSB
period 1998-06-30
REDWOOD BROADCASTING INC
filed 1998-08-19
CIK 1004991

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended June 30, 1998

               OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 33-80321

                         REDWOOD BROADCASTING, INC.
            -----------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

        Colorado                                         84-1295270
----------------------------                     --------------------------
(State or Other Jurisdiction                          (I.R.S. Employer
    of Incorporation)                                Identification No.)

        7518 Elbow Bend Road, P.O. Box 3463, Carefree, AZ      85377
     ------------------------------------------------------------------
            (Address of Principal Executive Offices)        (Zip Code)

       Issuer's telephone number, including area code:  (602) 488-2596


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

The number of shares of the registrant's .004 par value Common Stock outstanding as of June 30, 1998 was 1,410,000.

                                    INDEX

PART I.   FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheet as of June 30, 1998 . . . . . . . . 3

            Consolidated Statements of Operations for the
            Three months ended June 30, 1998 and 1997  . . . . . . . . . . 4

            Consolidated Statements of Cash Flows for the
            Three months ended June 30, 1998 and 1997  . . . . . . . . . . 5

            Notes to the Consolidated Financial Statements . . . . . . . . 6

  Item 2.   Management's Discussion and Analysis or
            Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . 7


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . 8

  Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . 8

  Item 3.   Defaults Under Senior Securities . . . . . . . . . . . . . . . 8

  Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . 8

  Item 5.   Other Matters  . . . . . . . . . . . . . . . . . . . . . . . . 8

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 8

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                 REDWOOD BROADCASTING, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                                        June 30, 1998
                                                         (unaudited)
                                                        -------------

ASSETS
CURRENT ASSETS
Cash                                                    $   188,801
Accounts receivable, net                                     72,153
Receivable from related parties                             321,893
Notes receivable                                            141,500
Other current assets                                         43,736
                                                        -------------
Total current assets                                        768,083

PROPERTY AND EQUIPMENT, net                                  14,535

INTANGIBLE ASSETS, net                                       99,166

INVESTMENTS                                               1,000,000
OTHER ASSETS                                                203,427
                                                        -------------
TOTAL                                                   $ 2,085,211
                                                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                   $    44,756
Payables to related parties                                   3,290
Current portion of notes payable                             62,063
Other current liabilities                                    12,235
                                                        -------------
Total current liabilities                                   122,344

Total liabilities                                           122,344
                                                        -------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.04; 2,500,000 shares
  authorized; none issued and outstanding
Common stock, par value $.004; 12,500,000 shares
  authorized; 1,410,000 shares issued and outstanding         5,640
Additional paid-in capital                                1,453,506
Retained earnings                                           548,721
Note receivable from stockholder                            (45,000)
                                                        -------------
Total stockholders' equity                                1,962,867
                                                        -------------
TOTAL                                                   $ 2,085,211
                                                        =============


               See notes to consolidated financial statements.

                 REDWOOD BROADCASTING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months    Three Months
                                                  Ended           Ended
                                              June 30, 1998   June 30, 1997
                                              -------------   -------------
                                               (unaudited)     (unaudited)

REVENUE
Broadcast revenue                             $    25,316     $    373,317
Less agency commissions                             1,162           33,399
                                              -------------   -------------
Net revenue                                        24,154          339,918
                                              -------------   -------------

OPERATING EXPENSE
General and administrative                         21,645          120,026
Station operating expenses                         46,968          191,302
Depreciation and amortization                      27,731           28,460
                                              -------------   -------------
Total                                              96,344          339,788
                                              -------------   -------------
INCOME/(LOSS) FROM OPERATIONS                     (72,190)             130
                                              -------------   -------------

OTHER INCOME (EXPENSE)
Interest expense                                    7,798           10,960
Other income                                        6,889           42,751
Gain on sale of assets                             83,761              --
Gain on sale of radio stations                  1,237,876              --
                                              -------------   -------------
Total other - net                               1,320,728           31,791
                                              -------------   -------------
NET INCOME                                      1,248,538           31,921
                                              -------------   -------------
NET INCOME PER COMMON SHARE                   $      0.89     $       0.03
                                              =============   =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                            1,410,000          934,523
                                              =============   =============


               See notes to consolidated financial statements.

                 REDWOOD BROADCASTING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months    Three Months
                                                  Ended           Ended
                                              June 30, 1998   June 30, 1997
                                              -------------   -------------
                                               (unaudited)     (unaudited)

OPERATING ACTIVITIES
Net Income                                    $ 1,248,538     $     31,921
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                    27,731           28,460
  Changes in operating assets and
     liabilities:
     Accounts receivable                          (24,129)         (70,506)
     Accounts receivable - affiliates            (188,054)              --
     Other current assets                        (123,477)          (2,452)
     Accounts payable and accrued expenses       (143,130)         (43,810)
     Accounts payable - affiliates               (149,515)              --
     Other assets                                  (5,079)         (66,038)
                                              -------------   -------------
Net cash provided by(used in) operating
  activities                                      642,885         (122,425)
                                              -------------   -------------
INVESTING ACTIVITIES
Purchase of radio station assets                 (100,000)         (26,299)
Sale of radio station assets                    1,074,533               --
                                              -------------   -------------
Net cash provided by (used in)
  investing activities                            974,533          (26,299)
                                              -------------   -------------
FINANCING ACTIVITIES
Proceeds from borrowings under
  related party notes                                  --           45,030
Proceeds from borrowings under notes                   --           25,000
Principal payments on notes                      (694,312)         (39,550)
Increase in net payable to related parties             --           50,883
Preferred stock redemption                       (790,000)              --
Payments on capital lease obligations                  --           (3,819)
Proceeds from issuance of common stock                 --           50,000
                                              -------------   -------------
Net cash provided by (used in)
  financing activities                         (1,484,312)         127,544
                                              -------------   -------------
NET INCREASE (DECREASE) IN CASH                   133,106          (21,180)
CASH, Beginning of period                          55,695           40,791
                                              -------------   -------------
CASH, End of period                           $   188,801     $     19,611
                                              =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                        $     7,798     $     10,960



               See notes to consolidated financial statements.

                 REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General
     -------
The consolidated financial statements for the three months ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1998. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


2.   Disposition of Assets
     ---------------------
During April, 1998, the Company received $90,000 for 497 of its 1,000 shares of Channel 31, Inc., a company founded to acquire a construction permit to build a television station in Pocatello, Idaho. The Company has also granted an option to the acquirer of these shares to purchase the Company's remaining 503 shares of $10,000. The Company recorded a gain of $83,761 associated with this transaction. The gain was net of certain deferred acquisition costs for filing and prosecuting the construction permit application coupled with legal and engineering fees.

On October 10, 1997, the Company's wholly-owned subsidiary, Alta California Broadcasting, Inc. ("Alta") entered into an Agreement of Merger (the "Merger") with Regent Communications ("Regent") whereby Alta would be merged into a wholly-owned subsidiary of Regent formed for purposes of completing the Merger. Simultaneously with the companies entering into the Merger, Alta entered into a Time Brokerage Agreement (TBA) with Regent whereby Regent would operate Alta's radio stations being merged during the period leading up to the date of closing of the Merger.

Alta was the owner, operator and licensee of radio station KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California Broadcasting, Inc ("Northern"), operated KNNN-FM, Central Valley, California. Alta also held an option to purchase, prior to the closing date of the Merger, all of the tangible and intangible assets used held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney, California and KNRO-AM, Redding, California. Alta had been operating these two stations under a TBA since March 1997.

On June 15, 1998, Alta exercised its option with Power Surge, Inc. and acquired radio stations KRRX-FM and KNRO_AM. Simultaneously with this transaction, Alta sold radio stations KRDG-FM, KNNN-FM, KNRO-AM and KRRX-FM to Regent and received $950,000 in cash and 200,000 shares of Regent's Series B preferred stock. Regent also assumed approximately $1,500,000 of the Company's liabilities.

      Item 2. Management's Discussion and Analysis or Plan of Operation


Overview
--------

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

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


Introduction
------------

On October 10, 1997, the Company's wholly-owned subsidiary, Alta California Broadcasting, Inc. ("Alta") entered into an Agreement of Merger (the "Merger") with Regent Communications ("Regent") whereby Alta would be merged into a wholly-owned subsidiary of Regent formed for purposes of completing the Merger. Simultaneously with the companies entering into the Merger, Alta entered into a Time Brokerage Agreement (TBA) with Regent whereby Regent would operate Alta's radio stations being merged during the period leading up to the date of closing of the Merger.

Alta was the owner, operator and licensee of radio station KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California Broadcasting, Inc ("Northern"), operated KNNN-FM, Central Valley, California. Alta also held an option to purchase, prior to the closing date of the Merger, all of the tangible and intangible assets used held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney, California and KNRO-AM, Redding, California. Alta had been operating these two stations under a TBA since March 1997.

On June 15, 1998, Alta exercised its option with Power Surge, Inc. and acquired radio stations KRRX-FM and KNRO-AM. Simultaneously with this transaction, Alta sold radio stations KRDG-FM, KNNN-FM, KNRO-AM and KRRX-FM to Regent and received $950,000 in cash and 200,000 shares of Regent's Series B preferred stock. Regent also assumed approximately $1,500,000 of the Company's liabilities.

Liquidity and Capital Resources - June 30, 1998 compared to March 31, 1998
--------------------------------------------------------------------------

At June 30, 1998 the Company had total assets of $2,085,211 representing a decrease in total assets of $528,419 over total assets at March 31, 1998. Total liabilities decreased significantly from $1,109,301 at March 31, 1998 to $122,344 at June 30, 1998. Total stockholders equity increased $1,248,538 to $1,962,867 at June 30, 1998.

Total current assets at June 30, 1998 were $768,083 and consisted of cash of $188,801, net accounts receivable of $72,153, receivables from related parties of $321,893, notes receivable of $141,500 and other current assets of $43,736. Total current liabilities at June 30, 1998 were $122,344 comprised of vendor accounts payable and accrued expenses of $44,756, payables to related parties $3,290, the current portion of notes payable to third parties of $62,063 and other current liabilities of $12,235. Working capital at June 30, 1998 was $645,739 compared to a working capital deficiency at March 31, 1998 of $316,613. This represents an improvement in the Company's working capital position of $962,352.

At June 30, 1998 the Company reported total assets of $2,085,211 including property and equipment of $14,535, net intangibles (radio broadcast licenses and non-compete agreements net of related accumulated amortization) of $99,166 attributable to radio station KLXR-AM acquired by the Company in April, 1998, other assets of $203,427 and investments in preferred stock of $1,000,000 attributable to the Company's sale, in June, of a group of four radio stations located in Redding, California to Regent Communications, Inc.

Total liabilities at June 30, 1998 are comprised entirely of the current liabilities described above.

At June 30, 1998 the Company reported stockholders equity of $1,962,867. This represents an increase of $1,248,538 over March 31, 1998 stockholders equity of $714,329. The increase in stockholders equity is attributable to the earnings posted for the period which was comprised primarily of the gain on sale of the Company's four radio stations located in Redding, California of $1,237,876.


Results of Operations - Three Months Ended June 30, 1998 compared to the Three Months Ended June 30, 1997
---------------------------------------------------------------------------

Net revenues for the three months ended June 30, 1998 were $24,154 compared to net revenues of $339,918 for the same period a year ago. The decrease in revenue for the quarter is attributed to the TBA that Alta entered into with Regent on October 10, 1997. From that date until the closing on June 15, 1998 the Company's advertising revenue inured to the benefit of Regent pursuant to the terms of the TBA. In the prior year comparable period, the Company operated four radio stations providing advertising revenues during the entire quarter.

Operating expenses for the three months ended June 30, 1998 were $96,344 comprised of station operating expenses of $46,968, general and administrative expenses of $21,645 and depreciation and amortization of $27,731. Operating expenses for the three month period ended June 30, 1997 were $339,788 comprised of station operating expenses of $191,302, general and administrative expenses of $120,026 and depreciation and amortization of $28,460.

The Company recorded other income of $1,237,876 for the three months ended June 30, 1998 compared to other income of $31,791 for the same period a year ago. Other income for the current period was comprised of net interest expense (interest expense offset by interest income) of $7,798 for the quarter ended June 30, 1998 comprised primarily of interest associated with short term notes payable. Offsetting the net interest expense was income associated with a gain on the sale of a portion of the Company's interest in Channel 31, Inc., a company founded to acquire a construction permit to build a television station in Pocatello, Idaho. The Company sold 497 of its 1,000 shares of Channel 31, Inc. for $90,000. The resultant gain is net of deferred acquisition costs associated with filing and prosecuting the construction permit application coupled with legal and engineering fees. Also during the quarter, the Company recorded a gain on the sale of a group of four radio stations in Redding, California of $1,237,876. The Company completed the sale of these stations to Regent Communications on June 15, 1998.

As a result of the foregoing, the Company posted net income of $1,248,538 for the three months ended June 30, 1998 or $0.89 per share compared to net income of $31,921 or $0.03 per share for the three months ended
June 30, 1997.

                         PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

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

          (b)  None

                                 SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                            Title                    Date
   ---------                            -----                    ----

/s/ John C. Power            President, Chief Executive         8/19/98
----------------------        Officer, Chairman of the        ----------
JOHN C. POWER                    Board of Directors


/s/ J. Andrew Moorer           Chief Financial Officer          8/19/98
----------------------              and Director              ----------
J. ANDREW MOORER