Form 10QSB
period 1998-09-30
REDWOOD BROADCASTING INC
filed 1998-11-19
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended September 30, 1998

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

     The number of shares of the registrant's .004 par value Common Stock outstanding as of September 30, 1998 was 1,410,000.

                             INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of
         September 30, 1998  ...................................  3

         Consolidated Statements of Income for the Six and
         Three months ended September 30, 1998 and 1997  .......  4,5

         Consolidated Statements of Cash Flows for the Six
         months ended September 30, 1998 and 1997  .............  6

         Notes to the Consolidated Financial Statements  .......  7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation  ....................................  8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  .................................... 12

Item 2.  Changes in Securities  ................................ 12

Item 3.  Defaults Under Senior Securities  ..................... 12

Item 4.  Submission of Matters to a Vote of Security Holders  .. 12

Item 5.  Other Matters  ........................................ 12

Item 6.  Exhibits and Reports on Form 8-K  ..................... 12

         Signatures  ........................................... 12

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                          1998
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash                                                                 $       --
Accounts receivable, net                                                 13,984
Receivable from related parties                                         417,201
Notes receivable                                                        274,630
Other current assets                                                     34,107
                                                                      ---------
Total current assets                                                    739,922

PROPERTY AND EQUIPMENT, net                                              36,376

INTANGIBLE ASSETS, net                                                  102,348

INVESTMENTS                                                           1,000,000
OTHER ASSETS                                                            245,520
                                                                      ---------
TOTAL                                                                $2,124,166
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                $   93,176
Payables to related parties                                              21,248
Notes payable, current portion                                           31,823
Other current liabilities                                                21,276
                                                                      ---------
Total current liabilities                                               167,523

Notes payable, long term portion                                         75,000
                                                                      ---------
Total liabilities                                                       242,523
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.04; 2,500,000 shares authorized;
    none issued and outstanding
Common stock, par value $.004; 12,500,000 shares authorized;
  1,410,000 shares issued and outstanding                                 5,640
Additional paid-in capital                                            1,453,506
Retained earnings                                                       467,497
Note receivable from stockholder                                        (45,000)
                                                                      ---------
Total stockholders' equity                                            1,881,643
                                                                      ---------
TOTAL                                                                $2,124,166
                                                                      =========







See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Six Months           Six Months
                                            Ended               Ended
                                      September 30, 1998   September 30, 1997
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $  60,841            $ 741,314
Less agency commissions                      2,448               68,496
                                         ---------            ---------
Net revenue                                 58,393              672,818
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                  49,517              303,229
Station operating expenses                  94,911              392,140
Depreciation and amortization               30,152               58,460
                                         ---------            ---------
Total                                      174,580              753,829
                                         ---------            ---------
INCOME (LOSS) FROM OPERATIONS             (116,187)             (81,011)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest expense                            13,932               26,821
Other income                                13,676               99,187
Gain on sale of assets                      83,761                   --
Gain on sale of radio stations           1,199,996                   --
                                         ---------            ---------
Total other - net                        1,283,501               72,366
                                         ---------            ---------
NET INCOME (LOSS)                        1,167,314               (8,645)
                                         ---------            ---------
NET INCOME (LOSS) PER COMMON SHARE       $    0.83            $   (0.01)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,410,000            1,200,000
                                         =========            =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months         Three Months
                                            Ended                Ended
                                     September 30, 1998   September 30, 1997
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $  35,525            $ 367,997
Less agency commissions                     (1,286)              35,097
                                         ---------            ---------
Net revenue                                 34,239              332,900
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                  27,872              183,203
Station operating expenses                  47,943              200,838
Depreciation and amortization                2,421               30,000
                                         ---------            ---------
Total                                       78,236              414,041
                                         ---------            ---------
INCOME (LOSS) FROM OPERATIONS              (43,997)             (81,141)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest expense                             6,134               15,861
Other income                                 6,787               56,436
Gain on sale of assets                          --                   --
Loss on sale of radio stations              37,880                   --
                                         ---------            ---------
Total other - net                          (37,227)              40,575
                                         ---------            ---------
NET INCOME (LOSS)                          (81,224)             (40,566)
                                         ---------            ---------
NET INCOME (LOSS) PER COMMON SHARE       $   (0.06)           $   (0.03)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,410,000            1,200,000
                                         =========            =========









See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months      Six Months
                                                       Ended           Ended
                                                    September 30,  September 30,
                                                       1998            1997
                                                    (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net Income (loss)                                  $ 1,167,314       $  (8,645)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                       30,152          58,460
    Changes in operating assets and liabilities:
       Accounts receivable                              34,040         (72,489)
       Accounts receivable - affiliates               (283,362)            --
       Other current assets                           (246,984)        (21,222)
       Accounts payable and accrued expenses          (106,945)        (86,238)
       Accounts payable - affiliates                  (131,557)            --
       Other assets                                    (47,172)        (45,586)
                                                      --------        --------
Net cash provided by(used in) operating activities     415,486        (175,720)
                                                      --------        --------
INVESTING ACTIVITIES
Purchases of equipment                                (102,348)        (42,368)
Sale of radio station assets                         1,070,719             --
                                                      --------        --------
Net cash provided by (used in)
  investing activities                                 968,371         (42,368)
                                                      --------        --------
FINANCING ACTIVITIES
Proceeds from borrowings under
  related party notes                                      --              --
Proceeds from borrowings under notes                    75,000          36,244
Principal payments on notes to
  related parties                                     (215,064)        (47,470)
Principal payments on notes                           (509,488)            --
Preferred stock redemption                            (790,000)            --
Increase in net payable to related parties                 --           10,381
Payments on capital lease obligations                      --           (7,814)
Proceeds from issuance of common stock                     --          182,500
                                                      --------        --------
Net cash provided by (used in)
  financing activities                              (1,439,552)        173,841
                                                      --------        --------
NET INCREASE (DECREASE) IN CASH                        (55,695)        (44,247)
CASH, Beginning of period                               55,695          40,791
                                                      --------        --------
CASH, End of period                                   $      0        $ (3,456)
                                                      ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                $ 13,932        $ 33,497






See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The consolidated financial statements for the six and three months ended September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1998. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


2.  Disposition of Assets

During April 1998, the Company received $90,000 for 497 of its 1,000 shares of Channel 31, Inc., a company founded to acquire a construction permit to build a television station in Pocatello, Idaho. The Company has also granted an option to the acquirer of these shares to purchase the Company's remaining 503 shares of $10,000. The Company recorded a gain of $83,761 associated with this transaction. The gain was net of certain deferred acquistion costs for filing and procecuting the construction permit application coupled with legal and engineering fees.

On October 10, 1997, the Company's wholly-owned subsidiary, Alta California Broadcasting, Inc. ("Alta") entered into an Agreement of Merger (the "Merger") with Regent Communications ("Regent" whereby Alta would be merged into a wholly-owned subsidiary of Regent formed for purposes of completing the Merger. Simultaneously with the companied entering into the Merger, Alta entered into a Time Brokerage Agreement (TBA) with Regent whereby Regent would operate Alta's radio stations being merged during the period leading up to the date of closing the Merger.

Alta was the owner, operator and licensee of radio station KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California Broadcasting, Inc. ("Northern"), operated KNNN-FM, Central Valley, California. Alta also held an option to purchase, prioir to the closing date of the Merger, all of the tangible and intangible assets used held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney California and KNRO-AM, Redding, California. Alta had been operating these two stations under a TBA since March 1997.

On June 15, 1998, Alta exercised its option with Power Surge, Inc. and acquired radio stations KRRX-FM and KNRO-AM. Simultaneously with this transaction, Alta sold radio stations KRDG-FM, KNNN-FM, KNRO-AM and KRRX-FM to Regent and received $950,000 cash and 200,000 shares of Regent's Series B preferred stock. Regent also assumed approximately $1,500,000 of the Company's liabilities.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

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

Introduction

On October 10, 1997, the Company's wholly-owned subsidiary, Alta California Broadcasting, Inc. ("Alta") entered into an Agreement of Merger (the "Merger") with Regent Communication ("Regent") whereby Alta would be merged into a wholly-owned subsidiary of Regent formed for purposes of completing the Merger. Simultaneously with the companies entering into the Merger, Alta entered into a Time Brokerage Agreement (TBA) with Regent whereby Regent would operate Alta's radio stations being merged during leading up to the date of closing of the Merger.

Alta was the owner, operator and licensee of radio statin KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California Broadcasting, Inc. ("Norther"), operated KNNN-FM, Central Valley, California. Alta also held an option to purchase, prior to the closing date of the Merger, all of the tangible and intangible assets used held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney, California and KNRO-AM, Redding, California. Alta had been operating these two stations under a TBA since March 1997.

On June 15, 1998, Alta exercised its option with Power Surge, Inc. and acquired radio stations KRRX-FM and KNRO-AM. Simultaneously with this transaction, Alta sold radio stations KRDG-FM, KNNN-FM, KNRO-AM snd KRRX-FM to Regent and received $950,000 in cash and 200,000 shares of Regent's Series B Preferred stock. Regent assumed approximately $1,500,000 of the Company's liabilities.


Liquidity and Capital Resources - September 30, 1998 compared to March 31, 1998

At September 30, 1998 the Company had total assets of $2,124,166 representing a decrease in total assets of approximately $487,464 over total assets at March 31, 1998. Total liabilities decreased significantly from $1,109,301 at March 31, 1998 to $242,523 at September 30, 1998. Total stockholders equity increased $1,167,314 to $1,881,643 at September 30, 1998.

Total current assets at September 30, 1998 were $739,922 and consisted of net accounts receivable of $13,984, receivables from related parties of $417,201, notes receivable of $274,630 and other current assets of $34,107. Total current liabilities at September 30, 1998 were $167,523 comprised of vendor accounts payable and accrued expenses of $93,176, payables to related parties of $21,248, the current portion of notes payable of $31,823 and other current liabilities of $21,276. Working capital at September 30, 1998 was $572,399 compared to a working capital deficiency at March 31, 1998 of $316,613. This represents an improvement in the Company's working capital position of $889,012. Contributing significantly to the increase in working capital was the receipt of approximately $1,000,000 from the sale of Alta's radio stations to Regent. These proceeds were used to reduce short term obligations of the Company and also loaned to affiliates (presented in the financial statements as receivables) and also to third parties (presented in the financial statements as notes receivable).


At September 30, 1998 the Company had total assets of $2,124,166 including net property and equipment of $36,376, net intangibles (radio broadcast licenses net of related accumulated amortization) of $102,348 attributable to radio station KLXR-AM acquired by the Company in April 1998, other assets of $245,520 and an investment in preferred stock of $1,000,000 attributable to the sale of Alta's radio stations to Regent.

Total liabilities at September 30, 1998 of $242,523 include, in addition to current liabilities of $167,523 referred to above, the long term portion of notes payable of $75,000. This compares favorably with total liabilities of $1,109,301 as of March 31, 1998 and represents a decrease in total liabilities of $866,778.

At  September  30,  1998,  the  Company  reported   stockholders  equity  of
$1,881,643. This represents an increase of $1,167,314 over March 31, 1998 stockholders equity of $714,329. The increase in stockholders equity is attributable to earnings posted for the period which was comprised primarily of a $1,199,996 gain on the sale of Alta's four radio stations to Regent.

Results of  Operations - Six Months Ended September 30, 1998 compared 1997

Net Revenues (gross revenues less agency commissions) for the six months ended September 30, 1998 were $58,393 compared to net revenues of $672,818 for the same period a year ago. The decrease in revenue for the quarter is attributable to the TBA that Alta entered into with Regent on October 10, 1997. From that date until the closing on June, 15, 1998 the Company's advertising revenue unured to the benefit of Regent pursuant to the terms of the TBA. In the prior year comparable period, the Company operated four radio stations providing advertising revenues during the entire 6 month period ended September 30, 1997.

Operating expenses for the six months ended September 30, 1998 were $174,580 comprised of station operating expenses of $94,911, general and administrative expenses of $49,517 and depreciation and amortization of $30,152. Operating expenses for the six month period ended September 30, 1997 were $753,829 comprised of station operating expenses of $392,140, general and administrative expenses of $303,229 and depreciation and amortization of $58,460. Under the TBA, as with advertising revenue, operating Alta's radio station were borne by Regent.

The Company recorded other income of $1,283,501 for the six months ended September 30, 1998 compared to other income of $72,366 for the same period a year ago. Other income for the current period was comprised primarily of a $1,199,966 gain recored on the sale of Alta's four radio stations to Regent. The Company completed the sale of these stations on June 15, 1998. Also during the six months ended September 30, 1998, the Company recorded an additional gain on the sale of a portion of the Company's interest in Channel 31, Inc., a company founded to acquire a construction permit to build a television station in Pocatello, Idaho. The Company sold 497 of its 1,000 shares of Channel 31, Inc. for $90,000. The resultant gain of $83,761 is net of deferred acquistion costs associated with the filing and prosecuting the construction permit application coupled with legal and engineering fees. The company incurred interest expense during the period of $13,932 attributable to interest on notes payable.

As a result of the foregoing, the Company posted net income of $1,167,314 for the six months ended September 30, 1998 or $0.83 per share compared to a net loss of $8,645 or ($0.01) per share for the six months ended September 30, 1997.

Results of Operations-Three months ended September 30, 1998 compared to 1997

Net revenues for the three months ended September 30, 1998 were $34,239 compared to net revenues of $332,900 for the same period a year ago. The decrease in revenue for the quarter is attributable to the TBA that Alta entered into with Regent on October 10, 1997. From that date until the closing on June, 15, 1998 the Company's advertising revenue unured to the benefit of Regent pursuant to the terms of the TBA. In prior year comparable quarter, the Company operated four radio stations providing advertising revenue during the entire quarter.

Operating expenses for the three months ended September 30, 1998 were $78,236 comprised of station operating expenses of $47,943, general and administrative expenses of $27,872 and depreciation and amortization of $2,421. Operating expenses for the three month period ended September 30, 1997 were $414,041 comprised of station operating expenses of $200,838, general and administrative expenses of $183,203 and depreciation of $30,000. Under the TBA, as with advertising revenue, operating Alta's radio station were borne by Regent.

The Company recorded other expense of $37,227 for the three months ended September 30, 1998 compared to other income of $40,575 for the same period a year ago. Other expense for the quarter was comprised of an adjustment to the gain recognized in the first quarter of 1998 associated with the sale of Alta's radio stations to Regent. The adjustment was for additional legal fees attributed to the transaction. The Company also incurred interest expense on notes payable of $6,134 during the quarter compared to $15,861 last year.

As a result of the foregoing, the Company posted a net loss for the three months ended September 30, 1998 of $81,224 or ($0.06) per share compared to a net loss of $40,566 or ($0.03) per share for the three months ended September 30, 1997.

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

     Signature                            Title                          Date

/s/ John C. Power            President and Chief Executive Officer     11/19/98
JOHN C. POWER                 Chairman of the Board of Directors


/s/ J. Andrew Moorer         Chief Financial Officer and Director      11/19/98
J. ANDREW MOORER