Form 10QSB
period 1998-12-31
REDWOOD BROADCASTING INC
filed 1999-02-22
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended December 31, 1998

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

     The number of shares of the registrant's .004 par value Common Stock outstanding as of December 31, 1998 was 1,410,000.

                             INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet as of
         December 31, 1998  ....................................  3

         Consolidated Statements of Income for the Three and
         Nine months ended December 31, 1998 and 1997  ......... 4,5

         Consolidated Statements of Cash Flows for the Nine
         months ended December 31, 1998  and 1997  .............  6

         Notes to the Consolidated Financial Statements  ....... 7,8

Item 2.  Management's Discussion and Analysis or
         Plan of Operation  ....................................  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  .................................... 13

Item 2.  Changes in Securities  ................................ 13

Item 3.  Defaults Under Senior Securities  ..................... 13

Item 4.  Submission of Matters to a Vote of Security Holders  .. 13

Item 5.  Other Matters  ........................................ 13

Item 6.  Exhibits and Reports on Form 8-K  ..................... 13

         Signatures  ........................................... 13

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                                                   December 31,
                                                                          1998
                                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash                                                                 $      201
Accounts receivable, net                                                150,000
                                                                      ---------
TOTAL                                                                $  150,201
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Income taxes payable                                                 $  150,000

                                                                      ---------
Total liabilities                                                       150,000
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.04; 2,500,000 shares authorized;
  none issued and outstanding                                                --
Common stock, par value $.004; 12,500,000 shares authorized;
  1,410,000 shares issued and outstanding                                 5,640
Additional paid-in capital                                            1,453,506
Retained earnings                                                       202,970
Distribution to stockholders (Note 3)                                (1,661,915)
                                                                      ---------
Total stockholders' equity                                                  201
                                                                      ---------
TOTAL                                                                $  150,201
                                                                      =========







See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months        Three Months
                                            Ended               Ended
                                      December 31, 1998   December 31, 1997
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $  41,609            $  77,724
Less agency commissions                      1,756                6,243
                                         ---------            ---------
Net revenue                                 39,853               71,481
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                 157,278               88,627
Station operating expenses                  57,112               22,130
Depreciation and amortization                3,178               41,187
                                         ---------            ---------
Total                                      217,568              151,944
                                         ---------            ---------
INCOME (LOSS) FROM OPERATIONS             (177,715)             (80,463)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest income (expense)                   13,644              (27,201)
Other income (expense)                      49,544               66,977
Gain (loss) on sale of assets                   --                   --
Gain (loss) on sale of radio stations           --                   --
                                         ---------            ---------
Total other - net                           63,188               39,776
                                         ---------            ---------
NET INCOME (LOSS) BEFORE INCOME TAXES     (114,527)             (40,687)
                                         ---------            ---------
INCOME TAX PROVISION                       150,000                   --
                                         ---------            ---------
NET INCOME (LOSS)                         (264,527)             (40,687)

NET INCOME (LOSS) PER COMMON SHARE       $   (0.18)           $   (0.04)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,140,000            1,140,996
                                         =========            =========





See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Nine Months          Nine Months
                                            Ended                Ended
                                      December 31, 1998    December 31, 1997
                                         (unaudited)          (unaudited)
REVENUE
Broadcast revenue                        $ 102,450            $ 819,038
Less agency commissions                      4,204               74,739
                                         ---------            ---------
Net revenue                                 98,246              744,299
                                         ---------            ---------
OPERATING EXPENSE
General and administrative                 206,795              391,856
Station operating expenses                 152,023              414,270
Depreciation and amortization               33,330               99,647
                                         ---------            ---------
Total                                      392,148              905,773
                                         ---------            ---------
INCOME (LOSS) FROM OPERATIONS             (293,902)            (161,474)
                                         ---------            ---------

OTHER INCOME (EXPENSE)
Interest income (expense)                     (288)             (54,022)
Other income (expense)                      89,470              166,164
Gain (loss) on sale of assets               83,761                   --
Gain (loss) on sale of radio stations    1,173,746                   --
                                         ---------            ---------
Total other - net                        1,346,689              112,142
                                         ---------            ---------
NET INCOME (LOSS) BEFORE INCOME TAXES    1,052,787              (49,332)
                                         ---------            ---------
INCOME TAX PROVISION                       150,000                   --
                                         ---------            ---------
NET INCOME (LOSS)                          902,787              (49,332)
                                         ---------            ---------


NET INCOME (LOSS) PER COMMON SHARE       $    0.64            $   (0.04)
                                         =========            =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   1,140,000            1,140,996
                                         =========            =========







See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                   December 31,    December 31,
                                                      1998            1997
                                                   (unaudited)     (unaudited)
OPERATING ACTIVITIES
Net Income/(loss)                                   $ 902,787       $ (49,332)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      33,330          99,647
    Changes in operating assets and liabilities:
       Accounts receivable                             48,024         (46,245)
       Accounts receivable - related parties          133,839         (46,793)
       Other current assets                           (88,241)        304,993
       Other assets                                   198,348         182,313
       Accounts payable and accrued expenses         (352,926)       (166,785)
       Other current liabilities                      150,000         (13,520)
                                                     --------        --------
Net cash provided by(used in) operating activities  1,025,161         264,278
                                                     --------        --------
INVESTING ACTIVITIES
Sale (purchse) of radio station assets              1,070,719        (240,000)
Purchases of equipment                               (102,348)        (34,047)
                                                     --------        --------
Net cash provided by (used in)
  investing activities                                968,371        (274,047)
                                                     --------        --------
FINANCING ACTIVITIES
Proceeds from (repayment of)
  notes payable                                      (541,311)         64,824
Proceeds from (repayment of) notes
  payable - related parties                          (717,715)       (638,610)
Payments on capital lease obligations                      --         (11,994)
Common stock redemption                                    --        (304,512)
Preffered stock redemption                           (790,000)             --
Proceeds from issuance of preferred stock                  --         275,000
Proceeds from issuance of common stock                     --         635,511
                                                     --------        --------
Net cash provided by (used in)
  financing activities                             (2,049,026)         20,219
                                                     --------        --------
NET INCREASE (DECREASE) IN CASH                       (55,494)         10,450
CASH, Beginning of period                              55,695          40,791
                                                     --------        --------
CASH, End of period                                  $    201          51,241
                                                     ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                               $     --        $ 68,840






See notes to consolidated financial statements.

REDWOOD BROADCASTING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The consolidated financial statements for the three and nine months ended December 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1998. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


2.  Disposition of Assets

During April 1998, the Company received $90,000 for 497 of its 1,000 shares of Channel 31, Inc., a company founded to acquire a construction permit to build a television station in Pocatello, Idaho. The Company has also granted an option to the acquirer of these shares to purchase the Company's remaining 503 shares for $10,000. The Company recorded a gain of $83,761 associated with this transaction. The gain was net of certain deferred acquistion costs for filing and prosecuting the construction permit application coupled with legal and engineering fees.

On October 10, 1997, the Company's wholly-owned subsidiary, Alta California Broadcasting, Inc. ("Alta") entered into an Agreement of Merger (the "Merger") with Regent Communications ("Regent" whereby Alta would be merged into a wholly-owned subsidiary of Regent formed for the purposes of completing the Merger. Simultaneously with the companies entering into the Merger, Alta entered into a Time Brokerage Agreement (TBA) with Regent whereby Regent would operate Alta's radio stations being merged during the period leading up to the date of closing the Merger.

Alta was the owner, operator and licensee of radio station KRDG-FM, Shingletown, California. Alta, through its wholly-owned subsidiary Northern California Broadcasting, Inc. (Northern"), operated KNNN-FM, Central Valley, California. Alta also held an option to purchase, prior to the closing date of the Merger, all of the tangible assets used held by Power Surge, Inc. for use in the operation of KRRX-FM, Burney, California and KNRO-AM, Redding California. Alta had been operating these two stations under a TBA since March 1997.

On June 15, 1998, Alta exercised its option with Power Surge, Inc. and acquired radio stations KRRX and KNRO-AM. Simultaneously with this transaction, Alta sold radio stations KRDG-FM, KNNN-FM, KNRO-AM and KRRX-FM to Regent and received $950,000 cash and 200,000 shares of Regent's Series B preferred stock. Regent also assumed approximately $1,500,000 of the Company's liabilities.

3.  Change in Control/Distribution to Stockholders

On December 31, 1998, a change in control of Redwood Broadcasting, Inc. (the "Company") occurred in connection with the consummation of a certain Stock Purchase Agreement (the "Agreement").

Under the terms of the Agreement, a third party purchased from the Company's shareholders an aggregate of 690,000 shares of the Company's common stock for a total purchase price of $100,000. The 690,000 shares of the Company's common stock acquired by the third party represented 48.9% of the Company's total issued and outstanding shares of common stock.

Further, as part of the transactions covered by the Agreement, John C. Power and
J. Andrew Moorer resigned as officers and directors of the Company, and were replaced by elected representatives of the third party purchaser to fill the vancancies created by the resignation of Messrs. Power and Moorer.

As part of the transactions provided for in the Agreement, prior to consummation of the change in control, substantially all of the assets of the Company and substantially all of its liabilities were transferred to its wholly owned subsidiary, Alta California Broadcasting, Inc. ("Alta") in consideration to the issuance to the Company of additional shares of Alta common stock. Under the terms of the Agreement, the shares of common stock of shareholders of the Company, pro rata, as of December 10, 1998, the previously announced record date for the distribution. Following the distribution of the shares of common stock of Alta, which will be effective as a spin-off, shareholders of the Company will continue to own shares of the Company's common stock as well as shares of Alta common stock. It is the intention that Alta will continue to engage in the radio broadcasting activities previously conducted by the Company.

The Agreement provides that, following the closing, and no later than January 31, 1999, the Company under the supervision of its newly appointed Board of Directors would enter into a definitive merger agreement with Interactive Radio Group, Inc. Consummation of the acquistion and merger with Interactive Radio Group, Inc. is subject to several conditions, including the approval of the transaction by the shareholders of Interactive Radio Group, Inc. as well as the preparation, filing and declaration of effectiveness of a Form S-4 Regristration Statement to be filed by the Company with the Securities and Exchange Commission as part of the acquistion.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended December 31, 1998 and 1997. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgement based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed herein.

Liquidity and Capital Resources - December 31, 1998 compared to March 31, 1998

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

On June 15, 1998, Alta exercised its option with Power Surge, Inc. and acquired radio stations KRRX-FM and KNRO-AM. Simultaneously with this transaction, Alta sold radio stations KRDG-FM, KNNN-FM, KNRO-AM and KRRX-FM to Regent and received $950,000 in cash and 200,000 shares of Regent's Series B Preffered stock. Regent assumed approximately $1,500,000 of the Company's liabilities.

On December 31, 1998, a change in control of Redwood Broadcasting, Inc. (the "Company") occurred in connection with the consummation of a certain Stock Purchase Agreement (the "Agreement").

Under the terms of the Agreement, a third party purchased from the Company's shareholders an aggregate of 690,000 shares of the Company's common stock for a total purchase price of $100,000. The 690,000 shares of the Company's common stock acquired by the third party represented 48.9% of the Company's total issued and outstanding shares of common stock.

Further, as part of the transactions covered by the Agreement, John C. Power and
J. Andrew Moorer resigned as officers and directors of the Company, and were replaced by elected representatives of the third party purchaser to fill the vancancies created by the resignation of Messrs. Power and Moorer.

As part of the transactions provided for in the Agreement, prior to consummation of the change in control, substantially all of the assets of the Company and substantially all of its liabilities were transferred to its wholly owned subsidiary, Alta California Broadcasting, Inc. ("Alta") in consideration to the issuance to the Company of additional shares of Alta common stock. Under the terms of the Agreement, the shares of common stock of shareholders of the Company, pro rata, as of December 10, 1998, the previously announced record date for the distribution. Following the distribution of the shares of common stock of Alta, which will be effective as a spin-off, shareholders of the Company will continue to own shares of the Company's common stock as well as shares of Alta common stock. It is the intention that Alta will continue to engage in the radio broadcasting activities previously conducted by the Company.

Results of Operations - Three months  ended December 31, 1998 compared  to Three
                        Months Ended December 31, 1997

Net revenues (gross revenues less agency commissions) for the quarter ended December 31, 1998 were $39,853 compared to net revenues of $ 71,481 for the same period a year ago. The decrease in sales is attributed to increase competition for advertising dollars in the Redding, California market.

Operating expenses for the three months ended December 31, 1998 were $217,568 comprised of station operating expenses of $57,112, general and administrative expenses of $157,278 and depreciation and amortization of $3,178. Operating expenses for the three month period ended December 31, 1997 were $151,944 comprised of station operating expenses of $22,130, general and administrative expenses of $88,627 and depreciation and amortization of $41,187.

The Company incurred net interest expense (interest expense offset by interest income) for the quarter ended December 31, 1998 of $13,644 comprised primarily of interest arising from short-term debt.

As a result of the foregoing, the Company sustained a net loss for the three months ended December 31, 1998 of ($264,527) or ($0.18) per share compared to a net loss of ($40,687) or ($0.04) per share for the three months ended December 31, 1997

Results of  Operations - Nine  Months Ended December 31, 1998 compared  to  Nine
                         Months Ended December 31, 1997

Net Revenues (gross revenues less agency commissions) for the nine months ended December 31, 1998 were $98,246 compared to net revenues for the nine months ended December 31, 1997 of $744,299. Revenue for the nine months ended December 31, 1997 was comprised of radio advertising sales associated with five radio stations located in Redding, California that the Company either owns or operates. In the current year, the Company only operated one radio station in Redding, California. Due to the sale in June, 1998, to Regent, of four of the Company's radio stations. Therefore, the decrease in revenue in the current period is attributable to a decrease in volume of radio advertising sales.

Operating expenses for the nine months ended December 31, 1998 were $392,148 comprised of station operating expenses of $152,023, general and administrative expenses of $206,795 and depreciation and amortization of $33,330. Operating expenses for the period were generated by the Company's sole station in Redding, California. As previously stated, in the prior year comparable period, the Company operated five radio stations. Thus the Company generated operating expenses of $905,773 last year comprised of station operating expenses of $414,270, general and administative expenses of $391,856 and depreciation and amortization of $99,647.

The Company recorded other income of $1,052,787 for the nine months ended December 31, 1998 compared to other income of $112,142 for the same period a year ago. Other income for the current period was comprised primarily of a $1,173,746 gain recorded on the sale of Alta's radio stations to Regent. The Company completed the sale of these stations n June 15, 1998. Also during the nine months ended December 31, 1998, the Company recorded an additional gain on the sale of a portion of the Company's interest in Channel 31, Inc., a company founded to acquire a construction permit to build a television station in Pocatello, Idaho. The company sold 497 of its 1,000 shares of Channel 31, Inc. for $90,000. The resultant gain of $83,761 is net of deferred acquistion costs associated with filing and prosecuting the construction permit coupled with legal and engineering fees.

As a result of the foregoing, the Company posted net income of $902,787 for the nine months ended December 31, 1998 or $0.64 per share compared to a net loss of $(49,332) or $(0.04) per share for the nine months ended December 31, 1997.

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