Form 10KSB
period 1999-03-31
REDWOOD BROADCASTING INC
filed 1999-07-14
CIK 1004991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to ____________

                         Commission file number 33-80321

                           REDWOOD BROADCASTING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Colorado                               84-1295270
    ---------------------------------             ---------------------
      (State or other jurisdiction                   I.R.S. Employer
    of incorporation or organization)             Identification number

 6991 East Camelback Road, #D103, Scottsdale, AZ          85251
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:   (480) 425-0099

          P.O. Box 3463, 11 Sundial Circle #17, Carefree, Arizona 85377
          -------------------------------------------------------------
              (Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended March 31, 1999 were $-0-. As of June 30, 1999, the aggregate market value of the Common Stock of the Issuer based upon the average bid and ask price of such common equity as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $9,073,509. As of June 30, 1999, 6,266,777 shares of Common Stock of the Issuer were outstanding.

                           FORWARD-LOOKING STATEMENTS

        Certain statements made in this Annual Report are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Redwood Broadcasting, Inc., a Colorado corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Report, particularly in view of the Company's early stage of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                         REVERSE MERGER - REORGANIZATION

        During the fiscal year ended March 31, 1999, the Company consummated several transactions which resulted in (i) the disposition and sale, through a statutory merger, of the Company's principal broadcast Radio Stations (ii) a change in control of the Company through the sale of a majority of the outstanding shares of the Company's Common Stock ("Common Stock") by certain selling shareholders and (iii) the acquisition by the Company of a majority interest in Interactive Radio Group, Inc., a Delaware corporation, ("INRG") and its wholly owned subsidiary Cybermusic Acquisition Corp. ("Cybermusic"). The business of INRG consists primarily of developing a network of linked, interactive, multi-media, 2-D/3-D Internet Web site for Radio Stations to be operated for participating Radio Stations (hereafter the "INRG Internet Network"). Concurrently with the change of control, the Company transferred its remaining assets and liabilities related to its historical operations into Alta Broadcasting California, Inc., a California corporation ("Alta California"), a wholly owned subsidiary. All of the issued and outstanding shares of Alta California which were held by the Company were transferred and are held in trust to be distributed for the benefit of the Company's shareholders as of December 10, 1998.

        As a result of the transactions above, the controlling shareholders of INRG became the controlling shareholders of the Company and the principal business operations, assets and liabilities of INRG (and Cybermusic) became the principal and historical business operations, assets and liabilities of the Company. The foregoing transactions are treated for accounting purposes as a reverse merger as if the Company was merged with and into INRG, with INRG being the surviving entity. For accounting purposes, INRG (and Cybermusic) are treated as the predecessor corporation. The effective date of this reverse merger was March 31, 1999.

        The transactional components of the foregoing reverse merger and reorganization were accomplished in the following series of separate closings which occurred during the fiscal year ended March 31, 1999:

REGENT COMMUNICATIONS, INC. TRANSACTION

        In June 1998, the Company formed and organized Alta California Broadcasting, Inc., a Delaware corporation, ("Alta Delaware") as a wholly owned subsidiary. Alta Delaware then exercised its option with Power Surge, Inc. to acquire all the assets, subject to the liabilities, of broadcast Radio Stations KRRX-FM and KNRO-AM. In consideration of those broadcast radio station assets, Alta Delaware paid to Power Surge, Inc. a gross purchase price of $1,235,000 which was paid in cash utilizing a portion of the cash proceeds received by the Company in the merger with Regent Communications, Inc. (the "Regent Merger" described herein).

        Concurrently with the acquisition by Alta Delaware of the foregoing Radio Stations from Power Surge, Inc., the Company also transferred to Alta Delaware the assets, subject to liabilities, associated with broadcast Radio Stations KRDG-FM and KNNN-FM. Those Radio Stations were transferred to Alta Delaware, a wholly owned subsidiary, in exchange for shares of Common Stock of Alta Delaware.

        Simultaneously with the foregoing transactions, the Company consummated an Agreement of Merger with Regent Communications, Inc. (the "Regent Merger") pursuant to which Alta Delaware was merged with and into an acquisition subsidiary of Regent Communications, Inc. In the Regent Merger, the Company received $950,000 in cash and an aggregate of 200,000 shares of Series B Preferred Stock of Regent Communications, Inc. In addition, Regent Communications, Inc. assumed approximately $1,500,000 in liabilities of the Company associated with the ownership and operation of the four Radio Stations mentioned above.

        Following the consummation of the foregoing simultaneous transactions, the Company's remaining principal assets consisted of radio station KLXR-AM in Redding, California, development rights to radio station KESP-FM in Payson, Arizona, miscellaneous FCC license applications for Radio Stations in Dixon, Oklahoma and Gillette, Wyoming and television broadcast licenses in Great Falls, Missoula and Butte, Montana and Marquette, Michigan. In addition, the Company had residual cash proceeds from the Regent Merger to be used for working capital and the 200,000 shares of Preferred Stock of Regent Communications, Inc. Management of the Company then began a search for other business opportunities in an effort to enhance shareholder value. As a result of those efforts, the Company entered into following transactions.

CHANGE OF CONTROL

        Effective December 31, 1998, Andaman Investments, Inc., a British Columbia, Canada corporation, ("Andaman") purchased from six of the Company's shareholders an aggregate of 690,000 shares of Common Stock for a total purchase price of $100,000. The names of the shareholders and the number of shares sold was as follows:


             NAME OF SHAREHOLDER                           NUMBER OF SHARES
             -------------------                           ----------------
             Redwood MicroCap Fund, Inc.                            413,397
             Rockies Fund, Inc.                                     225,000
             Ratna Enterprises, LLC                                  30,000
             Alan Williams                                            9,603
             Edward Gizdich                                          14,000
             Vernon D. Moorer, Jr. Trust                             17,500

        The 690,000 shares of the Company's Common Stock acquired by Andaman represented 48.9% of the Company's total issued and outstanding shares of Common Stock. Further, as part of the transaction, John C. Power and J. Andrew Moorer resigned as officers and directors of the Company, and Ron Conquest and Greg Mastroieni were elected to serve as the sole directors of the Company.

        As part of the transaction, prior to the consummation of the change in control, substantially all of the Company's historical assets and historical liabilities were transferred to its wholly owned subsidiary, Alta California. The transfer of assets and liabilities were made in consideration of the issuance to the Company of additional shares of Alta California Common Stock. Under the terms of an agreement, the shares of Alta California Common Stock were transferred to a voting trust and escrow for the benefit of shareholders of record of the Company as of December 10, 1998. The shares of Alta California continue to be held in trust for the benefit of the former shareholders of the Company as of December 10, 1998, either to be distributed in the nature of a spin-off or for the benefit of such shareholders should some alternative disposition be ratified by such shareholders in the future.

        The change of control of the Company was undertaken as a first step in a series of transactions which were anticipated which would result in the acquisition by the Company of a majority interest in INRG.

INTERACTIVE RADIO GROUP, INC. ACQUISITION OF CYBERMUSIC, INC.

        In March 1998, principal shareholders of the Company acquired control of Nail Realty, Inc., a Delaware corporation, which subsequently changed its name to Interactive Radio Group, Inc. ("INRG").

        Effective December 7, 1998, Cybermusic, Inc., a California corporation, ("Cybermusic") merged with and into Cybermusic Acquisition Corp., a wholly owned subsidiary of INRG, with the subsidiary as the surviving corporation (this merger is referred to as the "Cybermusic Merger"). In connection with the transaction, 2,250,000 shares of Common Stock and 40,636 shares of Series A Preferred Stock were issued by INRG to the shareholders of Cybermusic: Infinity Broadcasting Corporation, a wholly owned subsidiary of CBS Radio ("Infinity"), Jeff Pollack and Robert Wilson. The shares of Common

Stock issued in the Cybermusic Merger represented 46.29% of the issued and outstanding shares of voting equity securities of INRG immediately following the Cybermusic Merger. As a result of the transaction, Cybermusic became a wholly owned subsidiary of the INRG whose assets and liabilities constituted the principal assets and liabilities of the consolidated entities.

        Subject to certain restrictions, the Company has the option to repurchase up to fifty percent (50%) of the shares of Common Stock issued to Infinity in connection with the Cybermusic Merger for a period of three (3) years after the date of issuance of such shares at a price equal to the fair market value of such shares on the date of the exercise of such option.

ACQUISITION OF INTERACTIVE RADIO GROUP, INC. BY THE COMPANY

        Effective March 31, 1999, the Company consummated a Contribution Agreement (the "Contribution Agreement"), pursuant to which the Company acquired 4,415,820 of the issued and outstanding shares of Common Stock of Interactive Radio Group, Inc. from certain shareholders of INRG in exchange for the issuance to the shareholders of INRG, pro rata, an aggregate of 5,519,775 shares of Common Stock. The shares of Common Stock of the Company issued in the transaction represented 90.85% of the total issued and outstanding shares of INRG's Common Stock immediately following the transaction. In addition, under the terms of the Contribution Agreement, the controlling shareholders of the Company agreed to use their best efforts to cause Bob Wilson, Jeff Pollack, Ron Conquest, Greg Mastroieni, Vickie Ocheltree, Andy Schuon, Frank Wood and John Gehron to be elected as members of the Board of Directors of the Company. Subsequently all of these individuals were elected as Directors of the Company.

        Subsequent to the consummation of the transactions pursuant to the Contribution Agreement, INRG sold shares of its Common Stock to unrelated parties in a private placement. After this private placement, the Company owned approximately 76% of the issued and outstanding Common Stock of INRG.

        As a result of the foregoing transactions, the Company completely divested all of its right, title and interest in its assets and liabilities as of December 31, 1998 and has acquired a majority interest in INRG and its wholly owned subsidiary, Cybermusic. Since the transactions are accounted for as a reverse merger (as if INRG had acquired the Company and survived a statutory merger of the Company with and into INRG), the Company's historical financial condition and results of operations have become the historical financial condition and results of operations of INRG and Cybermusic on a consolidated basis.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        The Company was incorporated on February 22, 1994. Prior to March 1998, the Company had not engaged in any form of commercial business activity. In March 1998, the Company's principal business focus became the Internet and the production of interactive, multi-media, 2-D/3-D Internet Web Sites for the Radio Industry.

        On December 7, 1998, the Company acquired Cybermusic in the Cybermusic Merger. The business of Cybermusic consists primarily of developing a network of linked, interactive, multi-media, 2-D/3-D Internet Web Sites to be operated by the Company for participating Radio Stations (the "INRG Internet Network"). The Company's business plan is to develop, operate and maintain the INRG Internet Network, perform related services and provide Internet access to participating Radio Stations in order to produce new sources of revenue for the Radio Stations. It is expected that the Internet Web Sites for participating Radio Stations will feature multi-media interactive capability, streaming audio and video, local and national chat, games, P1 targeting and music sampling. The Company also expects to provide market and audience research with daily and weekly analysis, licenses, e-commerce, and technical support/customer service through a Company run operations center available seven days per week.

        The Company will initially seek to build the INRG Internet Network through obtaining the participation of Radio Stations owned by CBS/Infinity Broadcasting, and later the participation of other Radio Stations. On March 9, 1998 the Company entered into an Agreement with CBS (the "CBS Agreement") pursuant to which Infinity Broadcasting will arrange for the Company to meet with the general managers of Radio Stations owned by CBS/Infinity Broadcasting for the purpose of discussing the participation of such Radio Stations in the INRG Internet Network(s).

        The Company's business is still in the very early stages of development. The Company is in discussions with various CBS/Infinity Broadcasting affiliated Radio Stations regarding the providing of Internet products and services, but does not yet have binding agreements with any Radio Stations to provide such products and services. In addition, while the Company is developing an early stage prototype of a Radio Station Internet Web site for the CBS-affiliated Los Angeles Radio Station "KROQ", the prototypes developed do not incorporate all of the currently available technical features that the Company expects to include in its fully operational Internet Web site. The Company has yet to generate its first revenues and has no operating history upon which an evaluation of the prospects for the acceptance of its Internet products and services and the related sale of Internet advertising may be based.

        The Company anticipates three initial sources of revenue including: (1) the sale of radio advertising units received from Radio Stations in the top twenty five U.S. markets in exchange for the Company's various Web site products and services and for participation in the INRG Internet Network, (2) the sale of local and national advertising, "integrated interactive advertising and sponsorships" on the INRG Internet Network of Radio Station Internet Web site, and (3) the sale of merchandise, in addition to other e-commerce activities generated within the Company's Internet Network.

        There is increasing competition for limited advertising dollars on the Internet and the Company will seek to differentiate itself through the sale of sponsorships and "integrated advertising." Integrated advertising is a unique program that involves advertisers in the creation of a message allowing them to better target a specific audience or audience segment. The Company's growth strategy depends, in part, on its ability to generate advertising revenue by the ongoing introduction of new and enhanced Internet products and services to its Internet Network and Web sites. In addition, the Company will attempt to generate advertising revenue through the introduction of new and enhanced Internet products and services to its Internet Network and Web site by the creation of new features, promotions, games and simulations, in order to provide sponsors and advertisers with even greater ability to target a specific audience.

CBS AGREEMENT

        Pursuant to the CBS Agreement, CBS/Infinity Broadcasting will provide, until March 2003, access and assistance to the Company to contact Radio Stations owned and/or operated by CBS/Infinity for the purposes of soliciting such stations to (1) participate in the INRG Internet Network, (2) to engage the Company to develop, operate and maintain World Wide Web sites for such stations and to provide related services and (3) to engage the Company to function as an Internet access provider for such stations in order for the station to generate new sources of revenue. In exchange for such rights and assistance, the Company has agreed to (i) use commercially reasonable efforts to provide unimpeded and uninterrupted access and operability of World Wide Web sites to the Participating Stations, (ii) propose to its shareholders that, for so long as CBS/Infinity Broadcasting continues to own at least ten percent (10%) of the issued and outstanding shares of the Company's Common Stock (on a fully diluted basis), a representative designated by CBS Radio or Infinity be elected to the Company's board of directors, and to use its best efforts to cause all of its insiders and affiliates to vote their shares in favor of the election of said representative, and (iii) allow CBS Infinity Broadcasting to audit the Company's books and records not more than once each calendar year on behalf of those stations who participate in the INRG Internet Network with respect to the accounting statements tendered to such Radio Stations under their agreements with the Company.

OTHER POTENTIAL INTERNET PRODUCTS AND SERVICES

        The Company anticipates that advertising revenues generated from the sale of Internet Web site advertising and sponsorships will represent only a portion of the Company's operating revenues and profits, and further, the Company believes that its future success will depend, in part, on its ability to generate revenues and profits from other sources. The Company intends to explore other opportunities to increase revenues through new game platforms, co-branding relationships, cross-licensed technologies, merchandise opportunities, specialized CD-ROM's, classified advertising, personals, archiving fees, specialty Web-based-only entertainment events, emerging artist management, publishing and music distribution, and market specific consumer research.

THE MARKET

        The Company believes that its target markets are individuals who seek entertainment, community, products and services on the Internet and advertisers and Radio Stations who seek to reach those individuals. An estimate of 1998 Web use by Nielsen Media Research placed current Internet Web users at 79 million with a new user being added every 1.75 seconds. It has been estimated that 66% of current Web usage occurs in the home. Nielsen Media Research further reports that 20 million people made online purchases in the twelve-month period ended in June 1998. A study of Holiday shopping conducted by Boston Consulting Group found that the average online order was $55. Those making purchases are thought to be between the ages of 35 to 54 with a gender split of 53% male and 47% female, however, the number of women shopping online is growing rapidly. A 1998 report by Forrester Research projects online sales to exceed $32 billion by 2003. A recent U.S. Commerce report estimates by the year 2000, total goods and services sold over the Internet will reach $300 billion per year. Online sales of music are projected to grow to $650 million by 2000 as reported by Jupiter Communications. The Aberdeen Group issued a report in November 1998 projecting Internet advertising spending will reach $5.1 billion by the year 2000.

        After establishing its initial INRG Internet Network, the Company intends to add additional Internet Web site products and services by partnering with prospective advertisers and sponsors to develop games and simulations that will appeal to specific target markets. The Company has conceptual plans for Internet Network and Web site features, promotions, games and simulations designed to appeal to groups that it believes are not effectively served by existing Internet Web programming. These plans include products based on relationships and designed to appeal to women, educational games for young adults, and other specifically targeted features to attract broad demographic support.

STRATEGY

        The Company's objective is to become the leading developer of Internet Web sites for the Radio Broadcast Industry. The Company seeks to assemble and utilize, through strategic partnerships and licensing agreements, a number of existing proprietary technologies to create a unique Web presence for the Radio Broadcast Industry. The Company will focus on cost effective Internet Web site enhancements that provide easy access, facilitate broad participation, enhance the value provided to advertisers, and reach new targeted audiences. To that end, the Company seeks to provide entertaining and educational Internet products including features, promotions, games, and simulations that will capture the interest and imagination of targeted audiences. The Company also seeks to enter strategic relationships to increase traffic to the INRG Internet Network which in turn is expected to boost the value of its "Beyond the Banner" advertising strategy in which advertisers can take a more active role in targeting specific audience segments. Finally, the Company will seek to expand its revenue base beyond advertising by developing additional revenue streams from end-users by making other Internet products and services referred to above.

        Proprietary Technology

        The Company intends to utilize licensed proprietary technologies that will enable it to create specialized features, promotions, games and simulations associated with the Internet Web site within its Network. The Company intends to develop and license from strategic partners, Internet game-related software that will allow participants to compete in national head-to-head competition without the installation or download of additional software other than the participant's Internet Web browser. The software projected for use with the Company's games is expected to allow two-way communication between the participant and advertiser through direct response "cards", "coupons" and "survey" mechanisms. These dynamic advertising tools are expected to offer sponsors and advertisers the opportunity to deliver customized content to specific demographic groups, and design multiple forms of targeted material. After a player registers for a game, the game related software will record the player's movements and actions. Consumer information such as that associated with a game player's identification and tracking is vital for a successful advertising strategy because it assures advertisers that the targeted consumer is seeing the advertisement. The game software technology is also expected to facilitate targeted advertising to specific audiences, thereby creating fewer "wasted views" for the advertiser.

        Provide Compelling Web Site Features Targeted at Specific Audiences

        To build large participant databases with demographics and psychographics (the psychology of what and why people buy) that are appealing to advertisers, the Company will base its Internet Web Site features, promotions, games and simulations on subjects, such as music and entertainment, that the Company believes of major interest to Internet users accessing Internet Web sites in its Network. The Company will then seek to motivate the radio-listening audience to spend extended time on and return repeatedly to that particular Radio Station Internet Web site by providing, free of charge, many specialized features such as the enjoyment of head-to-head game competition, useful local information and content aggregation, and a chance to win cash and merchandise prizes. It is expected that the Radio Stations themselves will drive visitors to their own individual Internet Web site by making daily "on air mentions" of the latest special features, promotions, games and simulations available on their specific Internet Web site. Additionally, such Web enhancements may incorporate advertisers and sponsors as development partners, which would allow co-branded features to generate even broader appeal. The Company has already developed conceptual plans for Internet Web site features, promotions, games and simulations designed to appeal to groups which it believes are presently not served effectively by existing Internet Web site programming.

        Strategic Relationships to Build Traffic and Brand

        The Company seeks to establish strategic relationships with companies that reach a large number of potential Internet users through advertising in multiple media. In doing so, the Company hopes to increase consumer awareness of its products and marketing agreements and build traffic to the Radio Station Internet Web Site available on its Network. The Company intends to enter into co-branding and marketing agreements with various entities in order to provide content, celebrity endorsements and editorial promotion in association with a variety of Internet Web Site features, promotions, games and simulations. The agreements are expected to provide for promotional support including impressions on broadcast television, cable Networks, print promotion in magazines and other publications, and interactive promotion on a variety of Internet Web Site. It is expected that the result will be a substantial increase in traffic to the Radio Station Internet Web site developed by the Company, and significant brand exposure.

        "Beyond the Banner" Advertising Strategy

        The Company will seek to enhance the value to advertisers of its future consumer databases by offering alternatives to traditional Banner advertising. The Company's "Beyond the Banner" advertising strategy will focus on delivering "integrated advertising" directed at a target audience through the ability to customize advertising messages. "Integrated advertising" offers companies the ability to sponsor a specific Internet Web site enhancement and place advertisements within the feature, promotion, game or simulation content itself. The Company believes that by purchasing "integrated advertising" in connection with one of the Radio Station Internet Web site enhancements, advertisers can direct their brand to a more specifically targeted group and create a far more lasting and penetrating impression.

        The Company believes that the combination of its future Internet products, services and licensed technology, together with co-branding arrangements with leading media companies, will allow it to charge advertisers higher Banner rates than for more commodity-like products and services.

SALES AND MARKETING

        In addition to its Director of Sales and Marketing the Company intends to employ the services of independent national media sales organizations in New York, Chicago and Los Angeles to help maximize the development of the INRG National/Local "Lifestyle and Demographic "Audience Specific" advertising opportunities. The Company intends to hire several additional employees in sales and marketing over the next two and one-half years to fully extend the "target marketing and brand capabilities" of the INRG "local and national format communities" and distribution networks (Radio Stations). The planned extensions include a "frequent user/buyer" bonus program for all registered users with local station and national network premium rewards. It is expected that the growing sales and marketing staff and the Company's various associates will focus principally on maximizing "integrated advertising" and "sponsorship" opportunities, which typically require more time and involvement to bring to fruition than Banner advertising sales. The Company also expects that its internal sales force will be responsible for the origination of all INRG "audience and music research products" and any product licensing arrangements. In addition, the Company believes that the strength of the CBS Radio brands and their large audiences will facilitate the INRG advertising relationships and sponsorship placements.

COMPETITION

        The Company presently competes, or will compete, as the scope of its Internet Network and content expands, directly and indirectly, for advertisers, viewers, players and licenses and other sponsorship events with the following categories of companies: (i) Radio related Internet Networks such as those operated by OnRadio (Electric Village), Spinner.com, Broadcast.com and Imagine Radio, in addition to independent Radio Stations that do not join the Company's Internet Network; (ii) on-line services or Internet Web Site targeted to music enthusiasts generally such as CDNow, MusicBoulevard, Tunes and BMG, or to enthusiasts of particular types of music such as the Internet Web Site maintained by Motown Records; (iii) music related Internet Networks such as those operated by MTV, N2K and Volatile Media; (iv) on-line services offering interactive games to targeted participants in association with existing and new brands (such as Starwave Corporation, Interactive Imaginations, Inc., Sony Station, Sandbox Entertainment and YoYodyne Entertainment); (v) game related Internet Networks which include trivia games or entertainment related contests;
(vi) general purpose consumer on-line services such as America Online, PointCast, and Prodigy, as well as those site which include entertainment or music related areas such as Sidewalk.Com; (vii) Web search and retrieval services, such as Excite, InfoSeek, Lycos and Yahoo!, and other high-traffic Internet Web Site, such as those operated by Amazon, Disney, Microsoft, ESPN, and CNN; (viii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to specific audiences, many of which have established or may establish Internet Web Sites; and (ix) vendors of information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services. The Company anticipates that the number of its direct and indirect competitors will increase significantly in the future.

        There can be no assurance that the Company's current or potential competitors will not develop Internet products and services comparable or superior to those to be developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect the Company's business, prospects, financial condition or operating results. In addition, as the Company expands internationally it may face new competition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, prospects, financial condition or operating results.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

        The Company is subject to various laws and governmental regulations applicable to businesses generally. The Company believes it is currently in material compliance with such laws and that such laws do not have a material adverse impact on its operations. In addition, although there are currently few laws or regulations directly applicable to access to or commerce on the Internet, due to the increasing popularity and use of the Internet, it is possible that more stringent federal, state, local and international laws and regulations may be adopted with respect to the Internet. A variety of issues may prompt such regulations including problems involving participant privacy and expression, consumer protection, pricing, payment methodologies, financing practices, intellectual property, information security, anti-competitive practices, the convergence of traditional channels with Internet commerce, characteristics and quality of products and services and the taxation of subscription fees or gross receipts of Internet service providers. The enactment or enforcement of such laws or regulations or others in the future may increase the Company's cost of doing business or decrease the growth of the Internet, which could in turn decrease the demand for the Company's Internet products and services, increase the Company's costs, or otherwise have an adverse effect on the Company's business, financial condition or operating results. Moreover, the applicability to the Internet of existing laws in various jurisdictions including laws and regulations relating to matters such as property ownership, libel and personal privacy is uncertain, may take years to resolve and could expose the Company to substantial liability for which the Company might not be indemnified by content providers or other third parties. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, prospects, financial condition or operating results.

        Any use by the Company of prizes in connection with features, promotions, games and simulations may be subject to federal, state, local and international laws governing lotteries and gambling. Such laws vary from jurisdiction to jurisdiction and are complex and uncertain. The Company will attempt to design its prizing structure to fall within exemptions from such laws, but there can be no assurance that the Company's prizing structure will be exempt from all applicable laws. Failure to comply with applicable laws could have a material adverse affect on the Company's business, prospects, financial condition or operating results.

EMPLOYEES

        As of March 31, 1999, the Company employed 10 full time personnel and 3 part-time consultants. Additional administrative, marketing and technical personnel will be hired from time to time to meet the operating requirements of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

        The executive business offices for the Company are located at 6991 East Camelback Rd, Suite D-103, Scottsdale, Arizona 85251. In addition, the Company has established an approximate 13,000 square foot operating facility at 111 North First Street, Suite 200, Burbank, California.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently involved in any litigation and is not aware of any threatened litigation involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of the fiscal year ended March 31, 1999 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

        The Common Stock of the Company is traded over the counter and quoted on the OTC Electronic Bulletin Board ("Bulletin Board") on a limited and sporadic basis under the symbol "RWBD." The reported high and low bid and ask prices are shown below for the period through June 25, 1999. The prices presented are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions:

                                          BID                         ASK
                               ------------------------     -----------------------
                                  HIGH           LOW          HIGH           LOW
                               ----------     ---------     ---------     ---------
1998:
First Quarter                  $     1.75     $    1.75     $    2.50     $    2.25
Second Quarter                 $     1.75     $    1.75     $    2.75     $    2.50
Third Quarter                  $     1.375    $    1.25     $    2.00     $    2.00
Fourth Quarter                 $     1.875    $    1.375    $    2.50     $    1.875
1999:
First Quarter                  $     9.75     $    4.00     $   10.25     $    5.00
Second Quarter (through
June 30, 1999)                 $    14.875    $    8.25     $   15.00     $    9.00

        The bid and ask prices of the Common Stock on June 30, 1999 were $8.875 and $9.000, respectively, as quoted on the Bulletin Board. As of June 30, 1999, there were approximately 1650 stockholders of record of the Common Stock.

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

        The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

        The securities of the Company are subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investments in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. It contains an explanation and disclosure of the bid and offer prices of the security, any retail charges added by the dealer to those prices ("markup" or "markdown"), and the amount of compensation or profit to be paid to or received by the salesperson in connection with the transaction. The disclosure contains further admonitions for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security as well as the salesperson with whom the investor is working, and to understand the risky nature of an investment in the security. Further, the disclosure includes information regarding the market for penny stocks, explanations regarding the influence that market makers may have upon the market for penny stocks and the risk that one or two dealers may exercise domination over the market for such security and therefore control and set prices for the security not based upon competitive forces. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers may be unwilling to engage in transactions in the Common Stock because of the added disclosure requirements, thereby making it more difficult for security holders to dispose of their securities.

DIVIDENDS

        Since inception, the Company has not paid or declared any cash dividends on its Common Stock. The Company's Board of Directors does not currently intend to pay any such cash dividends on its Common Stock in the future.

        INRG has issued and outstanding an aggregate of 40,636 shares of Series A Convertible Preferred Stock ("INRG Series A Preferred Stock"), having a stated value of $10.00 per share. Holders of the outstanding shares of INRG Series A Preferred Stock are entitled to receive a dividend equal to 7% per annum accruing from the date of first issuance. As of March 31, 1999, an aggregate of $8,884.25 in accrued and unpaid cumulative dividends are due and owing to holders of outstanding shares of INRG Series A Preferred Stock.

        On June 15, 1999, the Company sold 267,633 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") in a private placement at a purchase price of $5.85 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The Company recently consummated a series of transactions resulting in a change in the nature of the Company's business and a change of control. These transactions are summarized in the discussion prior to Part I entitled, "REVERSE MERGER - REORGANIZATION."

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1999 COMPARED TO MARCH 31, 1998

        Total assets increased $2,269,644 to $2,350,953 as of March 31, 1999 compared to March 31, 1998; total liabilities for the current period increased significantly from $0.00 as of March 31, 1998 to $272,921 as of March 31, 1999; total stockholder's deficit increased to $1,134,396 as of March 31, 1999 from $294,473 as of March 31, 1998. Contributing to the increase in Stockholder's deficit were an increase in the Company's accumulated deficit of $1,109,118 attributable to the Company's current period operating loss and an increase in common and preferred stock and additional paid in capital associated with several equity transactions involving the issuance of common and preferred stock pursuant to the Company's private placement transactions. Total current assets as of March 31, 1999 were $2,051,801 and consisted of cash of $2,027,833 and other current assets of $23,968. Total current liabilities as of March 31, 1999 were $272,921 comprised primarily of vendor accounts payable and accrued expenses of $64,820. The Company posted a dramatic improvement in working capital from $2,796 at March 31, 1998 to $2,027,833 at March 31, 1999.
Contributing to the increase in working capital for the period was the sale via private placement of INRG Common Stock by which INRG received $2,883,897 in cash in exchange for 960,616 shares of its Common Stock. Prior to March 31, 1998 the Company was not engaged in any form of business activity and a comparison for 1998 with 1997 is not available.

        The Company also received approximately $1,500,000 in equity financing through its sale of Series B Preferred Stock on or about June 15, 1999.

        The Company believes that the funds available to it in 1999 will be adequate to meet its operating requirements through for the immediate term. As it is unlikely that the Company will be able to generate sufficient cash flow from operations during the near future to meet its capital requirements, in the event the Company requires additional funds, it will attempt to generate cash by selling its securities or raising debt financing. During 1999 the Company will continue to acquire computer hardware and software to expand its overall Internet Web site development operations and create the INRG Internet Networks of major market radio stations. Funds for such computer hardware and software equipment will come from working capital or borrowings. Any corporate acquisition activity undertaken by the Company during 1999 will be contingent upon obtaining the necessary financing. Management continually assesses the Company's need for capital resources. From time to time, the Company may evaluate and pursue additional sources of capital.

        Other than the foregoing and the risk factors discussed below, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's short term liquidity or capital resources.

RESULTS OF OPERATIONS - MARCH 31, 1999 COMPARED TO MARCH 31, 1998

        As previously discussed, the comparisons of operating results for 1999 to 1988 are affected by the divestiture and acquisitions made by the Company.

        The Company reported a net operating loss of $896,693 for the 12 month period ending March 31, 1999 compared to a net operating loss of $22,261 at March 31, 1998. The March 31, 1999 net operating loss is $(0.129) per share compared to $(0.003) per share for the period ending March 31, 1998. The Company's revenues for the period ending March 31, 1999 and for the same period ending 1998 were $0.00. Operating expenses for the year ended March 31, 1999 were $899,058 compared to $22,261 for the period ending March 31, 1998. The Company incurred interest expenses of $9,519, depreciation and amortization of $4,077, financing costs of $282,163 and legal fees of $298,598 all for the period ending March 31, 1999. The Company incurred higher legal expenses during the year associated with the various divestiture, acquisitions, merger and financing transactions.

        Inflation did not have any material effect on the Company's operations for 1999 and 1998. The Company attempts to mitigate the impact of cost increases by evaluating its suppliers, by increasing its effectiveness, and by adjusting its prices for services rendered and products sold. While the Company does not expect inflation to have a material impact on 1999 operations, there are no guarantees that future cost increases would not have an adverse impact.

        Other than the foregoing and the risk factors described below, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

NET OPERATING LOSS CARRYFORWARDS

        At March 31, 1999, the Company had a net operating loss carryforward for income tax purposes of approximately $1,134,396, which expires beginning in 2017. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that the Company may utilize to offset future taxable income.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) was recently issued. SFAS 133 established accounting and reporting standards for derivative financial instruments and for hedging activities. The Company does not currently engage in any activities that would be covered by SFAS 133.

THE YEAR 2000 ISSUE

        The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it will not be required to upgrade or replace any of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Furthermore, the Company carries insurance protecting it against certain year 2000 issues.

RISK FACTORS

LIMITED OPERATING HISTORY; LOSSES SINCE INCEPTION.

        The Company has only been operating since March 1998. The Company has a limited operating history with respect to the development and implementation of the INRG Internet Network and related Internet Web Sites, its current sole line of business and has not yet earned any revenues in this line of business. While the Company is in discussions with Radio Stations, it currently has no signed contracts to provide Internet services to any Radio Stations. The Company has had negative cash flow since inception and expects to continue to have insufficient liquidity and cash resources until such time as its sales revenues increase substantially. There can be no assurance that the Company will be able to achieve or maintain profitable operations or positive cash flow at any time in the future. The lack of financial strength of the Company may be a negative factor for the Company's ability to penetrate the radio and entertainment market even if the Company's products and services are superior.

CAPITAL REQUIREMENTS.

        Additional funding will be required to fully implement the Company's business plan. The Company may seek additional debt or equity financing through banks, other financial institutions, companies or individuals. No assurance can be given that the Company will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. No assurance can be given that any such financing, if obtained, will be adequate to meet the Company's needs for the foreseeable future. If the Company is not able to successfully obtain sufficient capital, the Company's ability to continue as a viable business enterprise will be substantially impaired.

UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF PRODUCTS, LIMITED MARKETING EXPERIENCE.

        The Company is currently developing the INRG Internet Network. The Company has conducted only limited marketing activities and has limited marketing experience with respect to all of its products and services. As is typical with new products and services, demand and market acceptance for the Company's products are subject to a high level of uncertainty. Achieving widespread market acceptance for these products will require substantial marketing efforts and the expenditure of sufficient funds to create market recognition and customer demand and to cause potential customers to consider the potential benefits of the Company's products and services as against the products and services to which the potential customer base are already accustomed. Moreover, the Company has limited marketing capabilities and resources. To date, members of senior management have conducted substantially all of the Company's marketing activities. The prospects for the Company's product line will be largely dependent upon the Company's ability to achieve market penetration for such products. Achieving market penetration will require sufficient efforts by the Company to create awareness of and demand for the Company's products and services. The Company's ability to build its customer base will depend in part on the Company's ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that the Company's products and services will achieve widespread market acceptance or that the Company's marketing efforts will result in profitable operations.

COMPETITION.

        The market for Internet Networks and Internet Web Sites is a recent and rapidly growing segment of the United States economy. Numerous companies similar to the Company have entered the market in the last few years in anticipation of the perceived opportunities surrounding Internet products and services and consequently the markets for the Company's Internet products and services are highly competitive. A significant factor in the ability of the Company's Internet products and services to compete successfully in the market will be its ability to secure and maintain relationships with major national chains of radio stations. There is no assurance that the Company's business plan to develop and maintain such relationships can be successfully implemented. The Company will compete with established individuals and entities, many of which will have significantly greater operating history, name recognition and resources than the Company. The lack of financial strength of the Company may be a negative factor for the Company's ability to penetrate the radio and entertainment market even if the Company's products and services are superior.

UNPREDICTABILITY OF FUTURE REVENUES AND PROFITABILITY.

        To date the company has no revenues and it expects that its initial revenues from the licensing of Internet Web Sites to radio stations will be in the form of barter radio Ad units, which the Company must re-sell at a discount to produce cash income or exchange for technical services, advertising, editorial and software content, and prizes. The Company's future prospects are substantially dependent upon its success in generating revenues from sources other than advertising, such as Internet Web Site licensing fees, merchandise sales, and end-user fees for playing premium games and simulations, and its inability or failure to do so could have a material adverse effect on its business, prospects, financial condition or operating results. As a result, the Company's future operating results are not predictable.

        The Company's current and anticipated future expense levels are based largely on management's assessment of the Company's prospects and estimates of future revenues. It is expected that expense levels will be fixed to a significant extent. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and a shortfall in actual revenue as compared to estimated revenue could have an immediate adverse effect on the Company's business, prospects, financial condition or operating results that would be material. In addition, the Company currently intends to significantly increase its sales and marketing expenses, particularly for additional sales and marketing staff necessary to develop and maintain relationships with radio stations, advertising customers, their advertising agencies and other third parties, and to increase its production and engineering expenses, including to increase engineering staff levels necessary to develop and produce Internet Web Sites, as well as to continuously improve its existing technology and develop new technology. Increases in operating expenses may also occur in response to increased hardware and software infrastructure requirements to handle larger amounts of traffic and to attract, retain and motivate qualified personnel. To the extent these expenditures do not result in a substantial increase in revenues, the Company's business, prospects, financial condition or operating results would be materially adversely affected.

EMERGING MARKET FOR THE COMPANY'S PRODUCTS AND SERVICES.

        The market for interactive/multi-media Internet Web Sites and other Internet features, promotions, games and simulations is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of entrants that are introducing or developing competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services such as the Company's are subject to a high level of uncertainty and risk. Because the market for the Company's Internet products and service is new and evolving, it is difficult to predict with any assurance the market's size, growth rate or durability. In addition, it is not known whether individuals will utilize the Internet to any significant degree as a means of purchasing goods and services. The adoption of the Internet for commerce, particularly by those individuals and companies, which historically have relied upon traditional means of commerce, will require a broad acceptance of new methods of conducting business and exchanging information. There can be no assurance that the market for the Company's Internet products and services will develop or that demand for the Company's Internet products and services will increase or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's Internet products and services do not achieve or sustain market acceptance, the Company's business, prospects, financial condition or operating results would be materially adversely affected.

RELIANCE ON MANAGEMENT; LIMITED PERSONNEL.

        The Company is highly dependent on the services of its top ranking officers. The loss of their services or the inability to attract or retain alternative or additional qualified personnel will have a material adverse affect on the Company. Attracting and retaining qualified personnel is critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents, or to successfully implement its business plan.

NEED FOR ADDITIONAL DEVELOPMENT OF THE COMPANY'S PRODUCTS AND SERVICES.

        The Company's development work on its products and services is substantially incomplete. Testing of its primary products and services to date has been very limited. The Company anticipates that its future research and development activities combined with experience gained from commercial use of its Internet products and services could result in the need for further refinement and development. The Company also expects to modify the products for particular customer applications. There can be no assurance that unforeseen circumstances will not require expensive additional development of the Company's products and their applications. In addition, the Company may in the future need to make improvements in its Internet products and services in order for such Internet products and services to remain competitive.

DEPENDENCE ON CBS RADIO AND OTHER THIRD PARTIES FOR INTERNET OPERATIONS.

        In March 1998, the Company entered into a five-year agreement with CBS Radio. The agreement generally provides the Company with access to all CBS Radio owned radio stations for purposes of soliciting such stations to purchase Internet products and services, which are expected to include developing, maintaining, hosting, updating, and supporting a comprehensive multi-media interactive Internet Web Site along with access to the Company's Internet Network. While the Company is in negotiations with CBS owned Radio Stations regarding the provision of such Internet services, no agreements have been entered into, and there is no assurance that any such agreements will be entered into. The failure to enter into such agreements could materially and adversely impact the Company's results.

        The Company's strategy is dependent on its ability to enter into profitable agreements to provide its Internet products and services to Radio Stations. There can be no assurance that such agreements will be entered into or that this strategy will be successful. The costs to the Company of complying with its obligations under any agreements with Radio Stations are expected to be substantial, and there are no assurances that the costs to develop, maintain, host, update and support the Internet Web Sites will be offset by the revenues from radio stations and the other revenues generated by the Company's Internet products and services. The failure to produce significant revenues from Radio Stations would have a material adverse effect on the Company's business, prospects, financial condition or operating results. Although the principal source of revenue associated with the Company's agreements is expected to be the bartering of advertising spots on the Radio Stations with which it enters into contracts, the Company's failure to market and sell additional Internet Web Site advertising on attractive terms could have a material adverse effect on the Company's business, prospects, financial condition or operating results. Furthermore, it is expected that the Radio Stations will have substantial discretion in the substance and quantity of promotional services they provide in connection with the Internet Web Sites, and there can be no assurance that the promotional services provided by Radio Stations will enable the Internet Web Sites to attract sufficient advertising and sponsorship revenues to generate profits for the Company. The termination or expiration without renewal of Web Site service agreements with Radio Stations and/or the deterioration of the Company's relationship with CBS Radio could have a material adverse effect on the Company's business, prospects, financial condition or operating results.

        In addition to the radio station agreements, the Company intends to utilize barter arrangements to significantly increase brand recognition and traffic to the Internet Web Sites it licenses to radio stations rather than incurring cash expense for this purpose. Barter arrangements would involve the Company's exchange of advertising space on its Internet Network for reciprocal space in other media publications or other Internet Web Sites or receipt of tangible goods used as game prizes or access to editorial or software content. If the Company is unable to enter into such arrangements it could experience significant cash flow difficulties during the early stages of its development and operations.

        Other Internet Web Sites, particularly search engines, directories and other navigational tools managed by Internet Service Providers and Internet Web Browser companies may significantly affect traffic to the Company's Internet Web Sites. The Company's ability to develop original and compelling Internet content is also dependent on maintaining relationships with and using products provided by third party vendors of Internet development tools and technologies. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet content providers. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, prospects, financial condition or operating results will be materially adversely affected.

ITEM 7. FINANCIAL STATEMENTS

        See Financial Statements listed in Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective May 17, 1999, the Company's Board of Directors approved a change in the Company's independent accountant. The Company's previous independent accountant was Stockman Kast Ryan & Co., P.C. Stockman Kast Ryan & Co., P.C.'s reports covered the years ended March 31, 1998 and

March 31, 1997 of Redwood Broadcasting, Inc. None of the reports of Stockman Kast Ryan & Co., P.C. on the financial statements of the Company for periods reported on by Stockman Kast Ryan & Co., P.C. contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Nor have there been at any time any disagreements between the Company and Stockman Kast Ryan & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

        The Company retained the accounting firm of Rotenberg & Company, LLP, the independent accountant for INRG, to serve as the Company's independent accountant to audit the Company's financial statements. This engagement was effective May 17, 1999. Prior to its engagement as the Company's independent accountant, Rotenberg & Company, LLP had not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter that was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL CONSULTANTS

        The executive officers of the Company are appointed annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by the Company's By-Laws.

        The Company's current Board of Directors was appointed by Ron Conquest and Gregory Mastroieni to fill vacancies created by the expansion of the Board of Directors. The entire Board of Directors will be up for election at the next annual meeting of stockholders.

        The Directors, Executive Officers and Principal Consultants of the Company and their ages, are as follows:

NAME                       AGE    POSITION
----                       ---    --------
Frank Wood                 56     Chairman/Director
Robert Wilson              52     Vice Chairman/Director
Ronald Conquest            54     CEO/Director
Jeffrey Pollack            46     Consultant/Director
Gregory Mastroieni         48     Consultant/Director
Vickie Ocheltree           35     Exec VP, Director Internet Operation/Director
Scott Manson               39     CFO/General Counsel/Secretary/Treasurer
Andy Schuon                34     Director
John Gehron                52     Director

        FRANK WOOD - CHAIRMAN & DIRECTOR Frank Wood is President and CEO of Secret Communications, L.P., which owned and operated Radio Stations in nine major markets since its formation in 1994. The entire portfolio of stations was recently sold but Secret continues to pursue broadcasting opportunities. Mr. Wood is also a co-founder and principal in The Darwin Group, a recently organized venture capital firm. He has been involved with the founding or management of such other entities as Jacor Communications, Inc., Rich Communications, Inc., Critical Mass Media, Eastman Radio, Circe Communication, Broadcast Alchemy L.P., T.C. Monte, Inc., Brute Force Cybernetics and Trebuchet Corporation. He graduated A.B. cum laude, Economics from Harvard and Juris Doctor from the University of Chicago Law School.

        ROBERT WILSON - VICE CHAIRMAN & DIRECTOR Bob Wilson is best known as the founder of Radio & Records (R&R), a company that he built from a trade publication into one of the radio and music industry's information leaders. Over the course of two decades, Mr. Wilson continually expanded R&R's editorial scope and led R&R into the development of electronically delivered news and information services to better meet the needs of decision-makers at all management levels of the radio and music industries. Prior to founding R&R in 1973, Mr. Wilson was program director for a number of California Radio Stations. As an independent producer of theatrical film, home video and television projects in the mid-1980's, Mr. Wilson was also co-creator of Solid Gold, one of the most profitable and long-running syndicated weekly music programs in the history of television.

        RONALD CONQUEST - CEO & DIRECTOR Ron Conquest has over 30 years of experience as a businessman, consultant and entrepreneur and since 1987 has served as partner and Chairman/CEO of Warwick-Clarendon Investors Ltd., a diverse investment/merchant banking entity providing a variety of business, financial and development services to emerging private and public companies. Prior to 1987, Mr. Conquest was Chairman/CEO of an Oklahoma based oil & gas exploration/operating company. Mr. Conquest's experience includes extensive strategic planning, start-up, organizational, and public entity operating skills. He attended the University of Oklahoma.

        JEFFREY POLLACK - CONSULTANT & DIRECTOR Jeffrey Pollack is a leading music and media consultant in the highly competitive world of radio and television broadcasting. Since 1980, he has been Chairman and Chief Executive Officer of Los Angeles-based Pollack Media Group, the world's largest international music and media consulting firm. Mr. Pollack's clients include Radio Stations in the Top 10 U.S. markets, Europe, Australia and New Zealand as well as MTV USA, MTV Europe and MTV Latino.

        GREGORY MASTROIENI - CONSULTANT & DIRECTOR Gregory Mastroieni has 25 years of experience as an entrepreneur and has been President of Unicorp, Inc. since 1975, a "start-up" venture capital organization. Unicorp has developed numerous projects, including real estate, manufacturing, hi-tech opportunities such as Quartz products to produce silicon wafers, leading edge robotics, and music entertainment. Concurrently for the past 8 years, Mr. Mastroieni has served as C.O.O. of Strange Forces Productions and Managing Partner of Aftermath Music. These companies have developed, published, produced and marketed music products and promoted new talent, including Platinum recording artist Ronny Loren and former Miss America Sharlene Hawkes. Recently, Aftermath Music completed a 15 album project for America's largest independent record label, Madacy Entertainment. Mr. Mastroieni attended the University of California, Berkeley.

        VICKIE OCHELTREE - EXECUTIVE VP/ DIRECTOR OF INTERNET OPERATIONS/DIRECTOR Vickie Ocheltree most recently served as a Senior Executive with the Walt Disney Company where she was involved with a variety of Web Sites with very high traffic volume. She has been instrumental in the launch of Web-sites for Walt Disney Pictures, Walt Disney Animation, Touchstone Pictures, Hollywood Pictures and Muppet Treasure Island, which today collectively receive several million visitors per day. Previously, she worked with Bob Wilson for seven years at Radio and Records, the radio and music industry's leading trade publication where her responsibilities included serving as director of electronic publications and overseeing the design and development of the R&R Web Site and co-directing the development of R&R On-line, a proprietary information retrieval system.

        SCOTT MANSON - CFO/GENERAL COUNSEL/SECRETARY/TREASURER Scott Manson is a CPA and Attorney at Law. Mr. Manson has over 15 years of financial and legal experience with publicly held and rapid growth companies. Recently Mr. Mason was CFO of Imaging Management Associates a NASDAQ listed owner and operator of diagnostic imaging centers. In addition Mr. Manson was one of the founders of both "MagazineWeek" and Health New England, the first for profit HMO in the state of Massachusetts. Mr. Manson received a Juris Doctor from Hofstra University School of Law and a B.B.A cum laude in Accounting from Hofstra University.

        ANDY SCHUON - DIRECTOR Andy Schuon currently is Executive Vice President, General Manager of Warner Brothers Records. Before joining Warner Brothers in March of 1998 he was Executive Vice President, Programming for MTV where he was responsible for creating many of the hit programs currently being shown on MTV. His duties at MTV also included overseeing all programming aspects of MTV's second cable music channel VH1. From 1989 to 1992, Mr. Schuon served as the Programming Director for KROQ-FM in Los Angeles, the flagship alternative rock station of the INRG Internet Network.

        JOHN GEHRON -- DIRECTOR John Gehron is Co-Chief Operating Officer for CBS Radio. Mr. Gehron joined American Radio Systems as Co-Chief Operating Officer in May 1994 and has more than twenty years of radio industry experience. Mr. Gehron began his career as a Program Director in Philadelphia, New York and Chicago before he joined Capital Cities/ABC in 1983 as VP/GM of WLS AM/FM in Chicago. Mr. Gehron is a graduate of Pennsylvania State University with a B.S. in Business Administration.

BOARD COMMITTEES

        During the fiscal year ended March 31, 1999, the Company did not have a standing Audit Committee. The Company plans to form an Audit Committee during the current fiscal year. No member of the Audit Committee will receive any additional compensation for his service as a member of that Committee. The Audit Committee is responsible for providing assurance that financial disclosures made by management reasonably portray the Company's financial condition, results of operations, plan and long-term commitments. To accomplish this, the Audit Committee oversees the external audit coverage, including the annual nomination of the independent public accountants, reviews accounting policies and policy decisions, reviews the financial statements, including interim financial statements and annual financial statements, together with auditor's opinions, inquires about the existence and substance of any significant accounting accruals, reserves or estimates made by management, reviews with management the Management's Discussion and Analysis section of the Annual Report, reviews the letter of management representations given to the independent public accountants, meets privately with the independent public accountants to discuss all pertinent matters, and reports regularly to the Board of Directors regarding its activities.

        The Company plans to form a Compensation Committee during fiscal 2000. It is not expected the members of the Compensation Committee will receive additional compensation for service as a member of that Committee. The Compensation Committee will be responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under the Company's Equity Incentive Plan, and reporting regularly to the Board of Directors with respect to its recommendations.

FAMILY RELATIONSHIPS

        There are no family relationships among Directors. The present term of office of each Director will expire at the next annual meeting of stockholders.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

        Except as disclosed in this Report, there are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficiary of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

        During the past five years, no director or officer of the Company has:

        (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a, court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an Executive Officer at or within two years before such filings;

        (2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

        (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

        (4) Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Under the securities laws of the United States, the Company's directors, its executive officers (and certain other officers) and any persons holding more than 10% of the Company's outstanding voting securities are required to report their ownership in the Company's securities and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during fiscal 1998. Based solely upon the Company's reliance upon the written representations of its directors and officers or copies of the reports that they have filed with the Commission, all of these filing requirements were satisfied by the Company's officers, directors and 10% owners during the prior fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

        The following table and discussion set forth information with respect to all compensation earned by or paid to the Company's CEO, and its most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

                                     TABLE 1
                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            ---------------------------   -----------------------------------------
                                                                 AWARDS              PAYOUTS
                                                          -------------------- --------------------
                                                                      SECURITIES
                                                OTHER                 UNDER-LYING
                                                ANNUAL    RESTRICTED    OPTIONS/           ALL OTHER
                                                COMPEN-     STOCK        SARS     LTIP      COMPEN-
     NAME AND                SALARY    BONUS    SATION     AWARD(S)       (#)    PAYOUTS    SATION
PRINCIPAL POSITION    YEAR     ($)      ($)       ($)        ($)          (2)      ($)        ($)
---------------------------------------------------------------------------------------------------
   Ron Conquest,      1998   60,000      --        --         --           --       --        --
 President and CEO            (1)
---------------------------------------------------------------------------------------------------


(1) The stated salary was paid to a corporation for the provision of Ron Conquest's services as INRG's President and Chief Executive Officer on or about October 1, 1998.

(2) Ron Conquest is scheduled to receive 100,000 statutory and non-statutory stock options to purchase shares of INRG Common Stock pursuant to INRG's Stock Option Plan (the "INRG Plan"). These stock options have yet to be approved by INRG's stockholders. Such grants of stock options pursuant to the INRG Plan are contingent upon adoption and ratification of the INRG Plan by INRG's stockholders.

STOCK INCENTIVE PLAN

        The Company's Board of Directors and Shareholders have adopted and approved the Company's 1996 Equity Incentive Plan (the "Plan"). Pursuant to the Plan, Stock options granted to eligible participants may take the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or options which do not qualify as ISO's (Non-Qualified Stock Options or "NQSO's"). As required by Section 422 of the Code, the aggregate fair market value of the Company's Common Stock with respect to its ISO's granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to NQSO's. The exercise price of an ISO may not be less than 100% of the fair market value of the shares of the Company's Common Stock on the date of grant. The exercise price of an NQSO may be set by the administrator. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason (other than for cause, or by reason of death, disability, or retirement), the optionee may exercise his options within a ninety day period following such termination to the extent he was entitled to exercise such options at the date of termination. Either the Board of Directors (provided that a majority of directors are "disinterested") can administer the Plan, or the Board of Directors may designate a committee comprised of directors meeting certain requirements to administer the Plan. The Administrator will decide when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of award and the terms and provisions relating to the exercise of the awards. An aggregate of 150,000 shares of the Company's Common Stock is reserved for issuance under the Plan.

        At March 31, 1999, the Company had granted no incentive stock options under the Plan. The Board of Directors intends to terminate the Plan.

        The Company's key executives and other employees are scheduled to receive certain incentive and nonstatutory stock options to purchase shares of INRG's Common Stock pursuant to the INRG Plan. These stock options have yet to be approved by INRG's stockholders. Such grants of stock options pursuant to the INRG Plan are contingent upon adoption and ratification of the INRG Plan by INRG's stockholders.

DIRECTOR COMPENSATION

        All authorized out of pocket expenses incurred by a Director on behalf of the Company will be subject to reimbursement upon receipt by the Company of required documentation substantiating such expense. At present, each Director will receive an annual Director's fee in the amount of $5,000. Said Director's fee is subject to annual review and will be subject to annual shareholder approval. Each Director will also be eligible to participate in the Company defined stock option and/or incentive plan(s). Said stock option and/or incentive plan(s) are subject to shareholder approval.

        At present each Director has been scheduled to receive stock options for 75,000 shares of INRG Common Stock. Such grants of stock options pursuant to the INRG Plan are contingent upon adoption and ratification of the INRG Plan by INRG's stockholders.

        Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

AGREEMENT REGARDING DIRECTORSHIPS

        Messrs. Wilson, Pollack, Mastroieni and Conquest are parties to an agreement pursuant to which each such individual (i) will serve as a member of a four/five person executive committee, if such committee is formed by the Company's Board of Directors (said committee has not been formed and the current Board has no plans to do so), that determines the policy and direction of the Company subject to approval by the Company's Board of Directors and (ii) will be nominated to serve as a director of the Company subject to shareholder approval at each annual meeting.

INDEMNIFICATION AND LIMITATION ON LIABILITY OF DIRECTORS

        The Company's Articles of Incorporation provide that the Company shall indemnify, to the fullest extent permitted by Colorado law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present office of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

        The Company's Articles of Incorporation limit the liability of its directors to the fullest extent permitted by the Colorado Business Corporation Act. Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain laws, or (v) any transaction from which the director derives an improper personal benefit. Liability under federal securities law is not limited by the Articles. The officers of the Company will dedicate sufficient time to fulfill their fiduciary obligations to the Company's affairs. The Company has no retirement, pension or profit sharing plans for its officers and Directors.

EMPLOYMENT CONTRACTS

        The Company has not entered into written employment agreements with its executive officers. The Company has entered into a memorandum of understanding, subject to approval of the Board of Directors, with Mr. Pollack, Mr. Mastroieni, Mr. Wilson, Mr. Conquest, and Ms. Ocheltree relating to employment and consulting arrangements. Pursuant to that understanding, Mr. Pollack and Mr. Mastroieni receive salary or consulting fees in the amount of $6,250 per month, Mr. Wilson and Mr. Conquest receive consulting fees in the amount of $10,000 per month, and Ms. Ocheltree will receive consulting fees in the amount of $10,416.67 per month.

        It is expected that Ms. Ocheltree and Mr. Conquest will enter into formal employment agreements with the Company for five (5) year terms and that each of Messrs. Pollack, Wilson and Mastroieni will enter into formal consulting agreements with the Company for five (5) year terms. The compensation to be paid to each of Messrs. Pollack, Mastroieni, Wilson, Conquest and Ms. Ocheltree for the second through fifth years of their employment or consulting relationship with the Company shall be determined on an annual basis subject to the approval of seventy-five percent (75%) of the Company's board of directors, but in no event shall such compensation be less (per month) than the employment or consulting fees set forth above. Each employment and/or consulting agreement will include the right to participate in stock option plans that are yet to be defined. All employment/consulting contracts are subject to approval by the Company's full Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

        The following table sets forth, on a pro forma basis, taking into account the effect of the transactions detailed in the discussion prior to Part I entitled "REVERSE MERGER-REORGANIZATION," certain information regarding beneficial ownership as of March 31, 1999 of the Company's Common Stock by all directors, executive officers and key employees and consultants and all persons who are known to the Company to own beneficially, directly or indirectly, more than five percent of the Company's Common Stock, and all directors, executive officers and key employees of the Company as a group:


        NAME AND ADDRESS OF
        BENEFICIAL OWNERS(1)                NUMBER OF SHARES            PERCENTAGE OWNERSHIP
        --------------------                ----------------            --------------------
CBS Corporation                                1,500,000                       23.9%
40 West 57th Street
New York City, New York 10019

Andaman Investments Ltd.                        655,310                        10.5%
c/o Albert Raponi, Esq.
700 West Pender Street, Suite 505
Vancouver, BC, Canada  V6C 1G8

Gregory Mastroieni                              655,310                        10.5%
644 North Country Club
Mesa, Arizona 85201

Jeffrey Pollack                                 656,250                        10.5%
860 Via De La Paz
Pacific Palisades, California 90272

Robert Wilson                                   656,250                        10.5%
860 Via De La Paz
Pacific Palisades, California 90272

        NAME AND ADDRESS OF
        BENEFICIAL OWNERS(1)                NUMBER OF SHARES            PERCENTAGE OWNERSHIP
        --------------------                ----------------            --------------------
Ronald Conquest                                 250,000                         4.0%
3104 East Camelback Rd.
Phoenix, Arizona  85016

Vickie Ocheltree                                250,000                         4.0%
11440 Mt. Gleason Ave.
Tujunga, California  91042

Frank Wood                                         --                           --%
312 Walnut Street
Cincinnati, Ohio 45202

Andy Schuon                                        --                           --%
3300 Warner Brothers Blvd.
Burbank, California  91505

John Gehron                                        --                           --%
455 North City Plaza
Chicago, Illinois  60611

TOTAL                                          4,623,120                       73.8%

----------------

(1) Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated.

        The following table sets forth, on a pro forma basis, taking into account the effect of the transactions detailed in the discussion prior to Part I entitled "REVERSE MERGER-REORGANIZATION," certain information regarding beneficial ownership as of March 31, 1999 of INRG's Common Stock by all directors, executive officers and key employees and consultants and all persons who are known to the Company to own beneficially, directly or indirectly, more than five percent of INRG's Common Stock, and all directors, executive officers and key employees of the Company as a group:


        NAME AND ADDRESS OF
        BENEFICIAL OWNERS(1)            NUMBER OF SHARES (2)(3)         PERCENTAGE OWNERSHIP
        --------------------            -----------------------         --------------------
CBS Corporation                                    --                           --%
40 West 57th Street
New York City, New York 10019

Gregory Mastroieni                                 --                           --%
644 North Country Club
Mesa, Arizona 85201

        NAME AND ADDRESS OF
        BENEFICIAL OWNERS(1)            NUMBER OF SHARES (2)(3)         PERCENTAGE OWNERSHIP
        --------------------            -----------------------         --------------------
Jeffrey Pollack                                    --                           --%
860 Via De La Paz
Pacific Palisades, California 90272

Robert Wilson                                      --                           --%
860 Via De La Paz
Pacific Palisades, California 90272

Ronald Conquest                                    --                           --%
3104 East Camelback Rd.
Phoenix, Arizona  85016

Vickie Ocheltree                                   --                           --%
11440 Mt. Gleason Ave.
Tujunga, California  91042

Frank Wood                                       25,000                         0.4%
312 Walnut Street
Cincinnati, Ohio 45202

Andy Schuon                                      25,000                         0.4%
3300 Warner Brothers Blvd.
Burbank, California  91505

John Gehron                                      25,000                         0.4%
455 North City Plaza
Chicago, Illinois  60611

TOTAL                                            75,000                         1.1%

---------------

(1) Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated.

(2) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them within sixty (60) days of the date of this Annual Report are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(3) Does not reflect the effect of the conversion of shares of INRG Series A Preferred Stock into Common Stock. Assuming a fair market value of $9.00 per share of Common Stock, conversion of the INRG Series A Preferred Stock would result in CBS, Mr. Pollack and Mr. Wilson owning 40,480, 3,146 and 1,526 additional shares of Common Stock, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For a description of certain arrangements between the Company and its affiliates, please see the discussion prior to Part I entitled "REVERSE MERGER-REORGANIZATION," and ITEMS 1, 5-6, and 9-11. Please also see

        Other than the foregoing. there have been no arrangements between the Company and any of its affiliates. The Company currently does not have in force or effect any policies, procedures or controls with respect to entering into future transactions with its officers, directors, affiliates or a related party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        The exhibits as indexed below are included as part of this Form 10-KSB. The following Exhibits have previously been filed as part of a Registration Statement pursuant to item 601 of Regulation S-B:

    EXHIBIT NO.   TITLE
    -----------   ------
        2.0       Agreement and Plan or Reorganization Dated as of December 5,
                  1994, between and among Cell Robotics, Inc., Intelligent
                  Financial Corporation, Micel, Inc., Bridgeworks Investors 1,
                  LLC, and Ronald K. Lohrding

        2.1       Agreement and Plan of Reorganization Date as of June 16,
                  1995, between and among Intelligent Financial Holding
                  Corporation, Redwood MicroCap Fund, Inc., and Redwood
                  Broadcasting Inc.

        3.1       Articles of Incorporation of Intelligent Financial Holding
                  Corporation; Amendments to Articles of Incorporation of
                  Intelligent Financial Holding Corporation

        3.2       Certificate of Designation of Series B Convertible Preferred
                  Stock

        3.3       By-laws of Intelligent Financial Holding Corporation

        4.1       Specimen Certificate of Common Stock

        4.2       Specimen Put Option Certificate

        4.3       Redwood Broadcasting Inc. 1995 Incentive Stock Option Plan

        4.4       Stock Purchase Agree

      *10         Agreement of Merger with Regent Communications, Inc.

     **10.1       Stock Purchase Agreement with Andaman Investments, Inc.

    EXHIBIT NO.   TITLE
    -----------   ------
     ***10.2      Contribution Agreement

    ****10.3      Stock Purchase Agreement made as of May 25, 1999 relating to
                  Series B Convertible Preferred Stock between the Company and the parties listed on Exhibit A thereto.

        16.0      Letter on Change and Certifying Accountant

        21.0      Subsidiaries

        27.0      Financial Data Schedule

-------------------
* Incorporated by reference from the Company's Current Report on Form 8-K dated October 14, 1997 as filed with the Commission on October 29, 1997.

** Incorporated by reference from the Company's Current Report on Form 8-K dated December 31, 1998 as filed with the Commission on January 14, 1999.

*** Incorporated by reference from the Company's Current Report on Form 8-K dated March 29, 1999 as filed with the Commission on April 15, 1999.

**** Incorporated by reference from the Company's Current Report on Form 8-K dated June 15, 1999 as filed with the Commission on June 29, 1999

FINANCIAL STATEMENTS

The following financial statements of the Company are filed with this report and can be found on the pages indicated below:

DESCRIPTION                                                                            PAGE NUMBER
-----------                                                                            -----------
Independent Auditor's Report                                                                   1
Consolidated Balance Sheets at March 31, 1999 and 1998                                         2
Consolidated Statements of Changes in Stockholders' Deficit for the Period                     3
February 22, 1994 (Inception) to March 31, 1999
Consolidated Statements of Operations for the Years Ended March 31, 1999,                      4
1998, and 1997 and for the Period February 22, 1994 (Inception) to March 31,
1999
Consolidated Statements of Cash Flows for the Years Ended March 31, 1999,                      5
1998, and 1997 and for the Period February 22, 1994 (Inception) to March 31,
1999
Notes to the Consolidated Financial Statements                                              6-11

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDWOOD BROADCASTING, INC.

Date: June 29, 1999                     By: /s/ Ron Conquest
                                           -------------------------------------
                                           Ron Conquest, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                TITLE                          DATE
          ---------                                -----                          ----
/s/ Ron Conquest                        Chief Executive Officer/Director        June 29, 1999
-----------------------------
    Ron Conquest


/s/ Scott Manson                        Secretary/Treasurer                     June 29, 1999
-----------------------------
    Scott Manson


/s/ Greg Mastroieni                     Director                                June 29, 1999
-----------------------------
    Greg Mastroieni

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
  and Stockholders
Redwood Broadcasting, Inc.
  and Subsidiary
Scottsdale, Arizona


        We have audited the accompanying consolidated balance sheets of Redwood Broadcasting, Inc. and Subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of changes in stockholders' deficit, operations and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redwood Broadcasting, Inc. and Subsidiary as of March 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.



Rochester, New York
June 24, 1999

                           REDWOOD BROADCASTING, INC.
                                 AND SUBSIDIARY
                               Scottsdale, Arizona


                         CONSOLIDATED BALANCE SHEETS AT
                             MARCH 31, 1999 AND 1998


                                     ASSETS

                                                                        1999                1998
                                                                    -----------         -----------
Current Assets
    Cash and Cash Equivalents                                       $ 2,027,833         $     2,796
    Prepaid Expenses                                                     23,968                  --
                                                                    -----------         -----------

            Total Current Assets                                    $ 2,051,801         $     2,796

Property and Equipment - Net of Accumulated Depreciation                 70,499                  --

Other Assets
    Lease Deposits                                                       20,535                  --
    Web Site Design - In Progress                                       131,568                  --
    Goodwill - Net of Accumulated Amortization                           76,550              78,513
                                                                    -----------         -----------

            Total Assets                                            $ 2,350,953         $    81,309
                                                                    ===========         ===========


                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
    Accounts Payable                                                $   208,101         $        --
    Accrued Expenses                                                     64,820                  --
                                                                    -----------         -----------

            Total Liabilities                                       $   272,921         $        --
                                                                    -----------         -----------

Minority Interest
    Preferred Stock of Subsidiary                                   $   415,889         $   406,370
    Common Stock of Subsidiary                                        2,771,261             (30,588)
                                                                    -----------         -----------

            Total Minority Interest                                 $ 3,187,150         $   375,782
                                                                    -----------         -----------

Stockholders' Deficit
    Preferred Stock - $.04 Par; 2,500,000 Shares Authorized;
        None Issued and Outstanding                                 $        --         $        --
    Common Stock - $.004 Par; 12,500,000 Shares Authorized;
        6,319,542 Shares Issued and Outstanding                          25,278              25,278
    Deficit Accumulated During Development Stage                     (1,134,396)           (319,751)
                                                                    -----------         -----------

            Total Stockholders' Deficit                              (1,109,118)           (294,473)
                                                                    -----------         -----------
            Total Liabilities and Stockholders' Deficit             $ 2,350,953         $    81,309
                                                                    ===========         ===========



    The accompanying notes are an integral part of this financial statement.

                           REDWOOD BROADCASTING, INC.
                                 AND SUBSIDIARY
                               Scottsdale, Arizona

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE
             PERIOD FEBRUARY 22, 1994 (INCEPTION) TO MARCH 31, 1999


                                                                                           Deficit
                                                                                         Accumulated     Total
                                                                             Additional     During    Stockholders'
                                                   Par    Common   Preferred  Paid-In     Development    Equity/     Minority
                                      Shares      Value    Stock     Stock    Capital        Stage      (Deficit)    Interest
                                   -----------    -----   -------- ---------  --------    ----------  -------------  ---------
Inception - February 22, 1994       11,553,100    $.001   $ 11,553    $ --    $     --     $      --    $  11,553    $      --

Net Loss through March 31, 1996             --       --         --      --          --       (86,037)     (86,037)          --
                                   -----------    -----   --------    ----    --------     ---------    ---------    ---------

Balance - March 31, 1996            11,553,100    $.001   $ 11,553    $ --    $     --     $ (86,037)   $ (74,484)   $      --

5 for 1 Reverse Split               (9,242,480)    .001     (9,242)     --       9,242            --           --           --

Issuance of Stock to
  Acquire Cybermusic:
    Common                           2,550,000     .001      2,550      --          --            --        2,550           --
    Preferred                           40,637     .001         --      41     406,329            --      406,370           --

Recapitalization into Redwood       (4,415,820)    .001     (4,416)     --      (9,242)           --      (13,658)          --

Minority Interest in Subsidiary:
    Common Shareholders               (444,800)    .001       (445)     --          --         7,872        7,427       (7,427)
    Preferred Shareholders             (40,637)    .001         --     (41)   (406,329)           --     (406,370)     406,370

Redwood Stock Outstanding
  Before the Recapitalization          799,767     .004      3,199      --          --        (3,199)          --           --

Stock Issued in Exchange for
  INRG Stock at 1.25 for 1           5,519,775     .004     22,079      --          --        (8,421)      13,658           --

Net Loss                                    --       --         --      --          --      (209,742)    (209,742)     (21,124)
                                   -----------    -----   --------    ----    --------     ---------    ---------    ---------

Balance - March 31, 1997             6,319,542    $.004   $ 25,278    $ --    $     --     $(299,527)   $(274,249)   $ 377,819



                                                                   - continued -

                           REDWOOD BROADCASTING, INC.
                                 AND SUBSIDIARY
                               Scottsdale, Arizona

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FEBRUARY 22, 1994 (INCEPTION) TO MARCH 31, 1999 - CONTINUED


                                                                                       Deficit
                                                                                      Accumulated      Total
                                                                          Additional     During     Stockholders'
                                                Par    Common   Preferred  Paid-In     Development     Equity/      Minority
                                     Shares    Value   Stock      Stock    Capital        Stage       (Deficit)     Interest
                                   ---------   -----  --------  ---------  --------   ------------  -------------   ---------
Net Loss                                  --   $  --   $    --   $    --   $     --   $   (20,224)   $   (20,224)   $    (2,037)
                                   ---------   -----   -------   -------   --------   -----------    -----------    -----------

Balance - March 31, 1998           6,319,542   $.004   $25,278   $    --   $     --   $  (319,751)   $  (294,473)   $   375,782

Increase in Liquidation Value
  of INRG's Preferred Stock               --      --        --        --         --            --             --          9,519

INRG Stock Subscribed for by
  Minority Shareholders
  on March 31, 1999                       --      --        --        --         --            --             --      2,883,897

Net Loss                                  --      --        --        --         --      (814,645)      (814,645)       (82,048)
                                   ---------   -----   -------   -------   --------   -----------    -----------    -----------

Balance - March 31, 1999           6,319,542   $.004   $25,278   $    --   $     --   $(1,134,396)   $(1,109,118)   $ 3,187,150
                                   =========   =====   =======   =======   ========   ===========    ===========    ===========


    The accompanying notes are an integral part of this financial statement.

                           REDWOOD BROADCASTING, INC.
                                 AND SUBSIDIARY
                               Scottsdale, Arizona


                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              YEARS ENDED MARCH 31, 1999, 1998 AND 1997 AND FOR THE
             PERIOD FEBRUARY 22, 1994 (INCEPTION) TO MARCH 31, 1999

                                                                                            February 22, 1994
                                                                                             (Inception) to
                                                   1999           1998            1997        March 31, 1999
                                               -----------     -----------     -----------  -----------------
Total Revenues                                 $        --     $        --     $        --     $        --
                                               ===========     ===========     ===========     ===========

Expenses
   Accounting Fees                             $     2,350     $        --     $        --     $     2,350
   Capital Formation Expense                       282,162              --              --         282,162
   Consulting Fees                                 126,534              --              --         126,534
   Contract Labor                                    2,233              --              --           2,233
   Depreciation and Amortization                     4,077              --              --          15,630
   Director's Expenses                               8,096              --              --           8,096
   Interest                                          9,519              --              --           9,519
   Legal Fees                                      298,598              --          17,479         321,903
   License, Dues, and Fees                           4,699              --              --           4,699
   Market Research                                  20,242              --              --          20,242
   Office Supplies and Expense                      11,954             147          22,313          41,838
   Payroll                                          44,375          14,224          56,999         133,017
   Payroll Tax and Benefits                         13,498           1,677           5,028          21,693
   Rent                                             17,649           5,213          30,545          63,009
   Repairs and Maintenance                           6,332              --              --           6,332
   Telephone                                         4,642             733           9,003          17,298
   Travel and Entertainment                         26,725              --          11,878          42,562
   Video Production Expense                             --             267          77,621         103,732
   Web Site Development                             15,373              --              --          15,373
                                               -----------     -----------     -----------     -----------

        Total Expenses                         $   899,058     $    22,261     $   230,866     $ 1,238,222
                                               -----------     -----------     -----------     -----------

Loss Before Other Income                       $  (899,058)    $   (22,261)    $  (230,866)    $(1,238,222)

Other Income                                         2,365              --              --           2,365
                                               -----------     -----------     -----------     -----------

Loss Before Provision for Income Taxes         $  (896,693)    $   (22,261)    $  (230,866)    $(1,235,857)

Provision for Income Taxes                              --              --              --              --
                                               -----------     -----------     -----------     -----------

Loss Before Minority Interest                  $  (896,693)    $   (22,261)    $  (230,866)    $(1,235,857)

Minority Interest                                   82,048           2,037          21,124         113,081
                                               -----------     -----------     -----------     -----------

Net Loss                                       $  (814,645)    $   (20,224)    $  (209,742)    $(1,122,776)
                                               ===========     ===========     ===========     ===========

Loss Per Common Share                          $     (.129)    $     (.003)    $     (.033)    $     (.178)
                                               ===========     ===========     ===========     ===========

Weighted Average Number of Common
  Shares Outstanding After Recapitalization      6,319,542       6,319,542       6,319,542       6,319,542
                                               ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of this financial statement.

                           REDWOOD BROADCASTING, INC.
                                 AND SUBSIDIARY
                               Scottsdale, Arizona


                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              YEARS ENDED MARCH 31, 1999, 1998 AND 1997 AND FOR THE
             PERIOD FEBRUARY 22, 1994 (INCEPTION) TO MARCH 31, 1999


                                                                                              February 22, 1994
                                                                                               (Inception) to
                                                       1999           1998          1997        March 31, 1999
                                                   -----------      --------      ---------   -----------------
Cash Flows from Operating Activities
   Net Loss                                        $  (814,645)     $(20,224)     $(209,742)     $(1,122,776)
   Adjustments to Reconcile Net Loss to
     Net Cash Flows from Operating Activities:
       Amortization                                      1,963            --             --           13,516
       Depreciation                                      2,114            --             --            2,114
       Minority Interest                               (82,048)       (2,037)       (21,124)        (113,081)
       Increase in Liquidation Value -
         Minority Interest                               9,519            --             --            9,519
   Changes in Assets and Liabilities
     Prepaid Expenses                                  (23,968)           --             --          (23,968)
     Lease Deposits                                    (20,535)           --             --          (20,535)
     Accounts Payable                                  208,101            --             --          208,101
     Accrued Expenses                                   64,820            --             --           64,820
                                                   -----------      --------      ---------      -----------

          Net Cash Flows from Operating
            Activities                             $  (654,679)     $(22,261)     $(230,866)     $  (982,290)
                                                   ===========      ========      =========      ===========

Cash Flows from Investing Activities
   Acquisition of Fixed Assets                     $   (72,613)     $     --      $      --      $   (72,613)
   Web Site Design - In Progress                      (131,568)           --             --         (131,568)
                                                   -----------      --------      ---------      -----------

          Net Cash Flows from Investing
            Activities                             $  (204,181)     $     --      $      --      $  (204,181)
                                                   ===========      ========      =========      ===========

Cash Flows from Financing Activities
   Borrowings from Stockholders                    $        --      $ 25,057      $ 230,866      $   330,407
   Common Stock Subscribed
     for in Minority Interest                        2,883,897            --             --        2,883,897
                                                   -----------      --------      ---------      -----------

          Net Cash Flows from Financing
            Activities                             $ 2,883,897      $ 25,057      $ 230,866      $ 3,214,304
                                                   ===========      ========      =========      ===========

Net Increase in Cash and Cash Equivalents          $ 2,025,037      $  2,796      $      --      $ 2,027,833

Cash and Cash Equivalents -
  Beginning of Year                                      2,796            --             --               --
                                                   -----------      --------      -------        -----------

Cash and Cash Equivalents -
  End of Year                                      $ 2,027,833      $  2,796      $      --      $ 2,027,833
                                                   ===========      ========      =========      ===========

                   NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                          February 22, 1994
                                                                            (Inception) to
                                          1999      1998        1997        March 31, 1999
                                          ----     -------     --------     --------------
Conversion of Shareholder Loans
  to Capital in Subsidiary                $ --     $25,057     $230,866        $330,407

Issuance of INRG Common Stock
  to Acquire Cybermusic                   $ --     $    --     $  2,550        $  2,550

Issuance of INRG Preferred Stock
  to Acquire Cybermusic                   $ --     $    --     $406,370        $406,370

Goodwill Recorded in Connection
  with the Acquisition of Cybermusic      $ --     $    --     $ 78,513        $ 78,513

Issuance of Common Stock related
  to the Reverse Acquisition              $ --     $    --     $ 22,079        $ 22,079

Increase in Par Value of Common Stock
  due to the Recapitalization             $ --     $    --     $ 11,620        $ 11,620



    The accompanying notes are an integral part of this financial statement.

                           REDWOOD BROADCASTING, INC.
                                 AND SUBSIDIARY
                               Scottsdale, Arizona

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Transaction

                The consolidated financial statements for all periods presented reflect the Contribution Agreement which was effective March 31, 1999, pursuant to which Interactive Radio Group, Inc. (hereinafter "INRG"), a Delaware Corporation, became a majority owned subsidiary of Redwood Broadcasting, Inc. (hereinafter "Redwood"). Per the Contribution Agreement, Redwood acquired 90.85% of the issued and outstanding common shares of INRG in consideration of the INRG common shareholders receiving 1.25 shares of Redwood common stock for each contributed share of INRG common stock. The business combination was accounted for as a recapitalization of INRG and is designated as such in the consolidated statements of changes in stockholders' deficit.

                All references to the "Corporation" herein include Redwood Broadcasting, Inc. and its majority owned subsidiary, Interactive Radio Group, Inc., and its wholly-owned subsidiary, Cybermusic Acquisition Corp., individually or collectively.

                Effective March 31, 1999, the date of the recapitalization, the principal business activity of the Corporation is being carried on through INRG. As a result, the acquisition of the majority interest in INRG by Redwood was treated as a reverse acquisition, resulting in the historical operations of INRG being treated as the historical operations of the Corporation. Accordingly, the accompanying historical financial statements have been restated to reflect the financial position, results of operations, and cash flows for all years presented as if the recapitalization had occurred at the beginning of the earliest period presented.

Note B - Nature of Operations and Summary of Significant Accounting Policies
         Redwood Broadcasting, Inc.

                The Corporation was formed in December 1994 under the laws of the State of Colorado. On December 31, 1998, substantially all of the assets and liabilities of Redwood were transferred to its wholly-owned privately held subsidiary. The subsidiary's common stock was then distributed to the Redwood shareholders. As a result of this distribution and the change in control of Redwood, which occurred on March 31, 1999 with the reverse acquisition of the Corporation by the majority interest in INRG, the prior operations of Redwood are not reflected in these financial statements. Accordingly, the financial statements reflect the operating activity of Redwood beginning with the acquisition of the majority interest in INRG.

                The Corporation is in the development stage as its operations principally involve the raising of capital, market research, and start-up production. Because it is in the development stage, the Corporation has had no revenue from product sales, which should not be regarded as typical for normal operating periods.

        Interactive Radio Group, Inc.

                INRG was formed on February 22, 1994 under the laws of the State of Delaware. The company was dormant until April 1, 1998 when it began its business of designing and hosting Internet Web sites for radio stations. The acquisition of the majority interest in INRG by Redwood was accounted for as a reverse acquisition, resulting in the historical operations of INRG being treated as the historical operations of the Corporation. Accordingly, the accompanying historical financial statements have been restated to reflect the financial position, results of operations, and cash flows for all years presented as if the recapitalization had occurred at the beginning of the earliest period presented.



                                                                   - continued -

Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

        Cybermusic Acquisition Corp.

                Cybermusic Acquisition Corp. (hereinafter "Cybermusic") was formed on February 8, 1996 under the laws of the State of Delaware. Cybermusic was acquired by INRG and became its wholly-owned subsidiary in December, 1998. Its principal business activity of designing Web sites for radio stations has been carried on through INRG since its acquisition. The acquisition of Cybermusic by INRG was accounted for as a reverse acquisition, resulting in the historical operations of Cybermusic being treated as the historical operations of the Corporation. Accordingly, the accompanying historical financial statements have been restated to reflect the financial position, results of operations, and cash flows for all years presented as if the recapitalization had occurred at the beginning of the earliest period presented.

        Principles of Consolidation

                The consolidated financial statements include the accounts of Redwood and its majority owned subsidiary, INRG (and its wholly-owned subsidiary, Cybermusic). All significant intercompany balances and transactions have been eliminated in consolidation.

        Segment Data, Geographic Information, and Significant Customers

                The Corporation operates in one industry segment and will seek to generate revenues from Web site development for radio stations in the 30 largest U.S. radio markets.

        Method of Accounting

                The corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

        Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results can differ from those estimates.

        Concentrations of Credit Risk

                Financial instruments which potentially expose the Corporation to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily in high quality short term interest bearing financial instruments.

        Cash and Cash Equivalents

                Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

        Property, Equipment and Depreciation

                Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

                    Office Equipment                         3 - 5 Years
                    Office Furniture                             5 Years

                Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

        Web Site Design - In Progress

                Web site design - in progress represents costs incurred to develop Web sites for radio stations, including labor and materials. Realization of the costs will occur upon completion of the sites and will coincide with licensing contract terms sold to customers of approximately 5 years. There has been no amortization of the costs to date since Web site design is still in progress.



                                                                   - continued -

Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

        Goodwill

                Goodwill has been capitalized and is being amortized over ten years.

        Net Income Per Common Share

                Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing income available to common stockholders by the weighted average number of common shares outstanding for each period, after reflecting the recapitalization.

        Income Taxes

                The Corporation accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the periods presented.

Note C - Property and Equipment

                Property and equipment are recorded at cost and consisted of the following at March 31, 1999 and 1998:

                                                    1999                1998
                                                 ----------          ----------
        Computer Equipment                       $   56,548          $       --
        Office Furniture                             16,065                  --
                                                 ----------          ----------
                                                 $   72,613          $       --
        Less:  Accumulated Depreciation               2,114                  --
                                                 ----------          ----------

             Net Property and Equipment          $   70,499          $       --
                                                 ==========          ==========

                Depreciation expense for the years ended March 31, 1999, 1998, and 1997 was $2,114, $-0-, and $-0-, respectively.

Note D - Web Site Design - In Progress

                Costs of Web site design are capitalized and amortized over the life of licensing contracts sold to customers. Web site design - in progress consisted of the following at March 31, 1999 and 1998:

                                                          1999              1998
                                                        --------          --------
        Web Site Development Costs                      $131,568          $     --

        Less:  Accumulated Amortization                       --                --
                                                        --------          --------

             Net Web Site Design - In Progress          $131,568          $     --
                                                        ========          ========

                Amortization expense for each of the years ended March 31, 1999, 1998, and 1997 was $-0-.

Note E - Goodwill

                The Corporation acquired goodwill with INRG's purchase of Cybermusic Acquisition Corp. in December, 1998. Goodwill is being amortized over ten years and consisted of the following at March 31, 1999 and 1998:

                                                   1999             1998
                                                 --------         --------
        Goodwill                                 $ 78,513         $ 78,513

        Less:  Accumulated Amortization             1,963               --
                                                 --------         --------

             Net Goodwill                        $ 76,550         $ 78,513
                                                 ========         ========

                Amortization expense for the years ended March 31, 1999, 1998, and 1997 was $1,963, $-0-, and $-0-, respectively.

Note F - Minority Interest

                The minority interest in INRG has two components:

1.      Preferred Stock of Subsidiary

                INRG issued 40,637 shares of Series A Preferred Stock with par value of $.001, to the former shareholders of Cybermusic Acquisition Corp. upon acquisition of the wholly-owned subsidiary in December, 1998. The minority interest in the Preferred Stock of INRG was recorded at the stock's liquidation value of $10 per share and goodwill was recorded for $78,513. Rights, privileges, and restrictions of the Series A Preferred Stock are as follows:

        i. The stock ranks senior to Common Stock and any other class or series of capital stock of the Corporation with respect to liquidation, dissolution, or winding up of the business.

        ii. Holders of the stock are not entitled to receive dividends or other distributions except on liquidation, dissolution, or winding up of the business.

        iii. Holders of the stock have the right to vote with the Common stockholders as a single class, unless the Delaware General Corporation Law requires the Series A Preferred stockholders to vote separately as a single class.

        iv. Holders have the option to convert their stock to Common shares equal to the Series A Preferred Stock liquidation value anytime after September 9, 2000, or to Common Stock of a parent corporation if more than 80% of the issued and outstanding Common Stock of INRG is owned by another corporation.

        v. Holders may redeem their stock for cash equal to the liquidation value anytime after December 7, 2001. INRG may elect to redeem any or all of the outstanding shares of Series A Preferred Stock anytime, at the liquidation value.

        vi. The liquidation value of each share of Series A Preferred Stock is $10, increased with interest compounded annually at 7.5% for three years, commencing on the date of issuance. The Corporation recorded interest expense on the liquidation value in the amount of $9,519 during the year ended March 31, 1999. The Series A Preferred Stock liquidation value consisted of the following at March 31, 1999:

        Liquidation Value at Issuance            $406,370
        Accrued Interest to Date                    9,519
                                                 --------

        Total Liquidation Value                  $415,889
                                                 ========



                                                                   - continued -

2.      Common Stock of Subsidiary

                On March 31, 1999, Redwood acquired 90.85% of the issued and outstanding Common Stock of INRG. The remaining 9.15% of Common Stock represents a minority interest in INRG. The parent corporation and the minority interest share pro rata in the net income or loss of the Corporation.

                On March 31, 1999, subsequent to the acquisition, INRG recorded $2,883,897 received in cash for a private placement offering for 960,616 Common shares, which were issued thereafter. Consequently, subsequent to March 31, 1999, the minority interest in the subsidiary will increase to approximately 24.14% and will increase further if additional Common shares are issued through private offerings. The $2,883,897 of INRG Common Stock subscribed for as of March 31, 1999 is included in the balance sheet under Minority Interest Common Stock of Subsidiary.

Note G - Related Party Transactions

                The Corporation entered into a management agreement to pay consulting fees on a monthly basis to Ingenious Enterprises, Inc., a Nevada corporation, in the amount of $120,000 annually, beginning October 1, 1998, for the services provided by Ron Conquest, President and Chief Executive Officer of the Corporation. Consulting fees paid in accordance with this management agreement during the years ended March 31, 1999, 1998, and 1997 were $60,000, $-0-, and $-0-, respectively.

                The Corporation paid consulting fees to Don Mundo, Secretary and Treasurer of INRG, in the amount of $13,500, $-0-, and $-0- during the years ended March 31, 1999, 1998 and 1997, respectively.

Note H - Income Taxes

                The Corporation has $1,235,857 of consolidated net operating loss carryforwards for federal tax purposes as of March 31, 1999, which are available to offset future taxable income and expire during the years 2011 through 2019. The Corporation has fully reserved for any future tax benefits from the net operating loss carryforwards since it has not generated any revenues to date.

Note I - Year 2000

                The Corporation's computer systems are currently year 2000 compliant. The Corporation has not been informed of any material risks associated with its vendors regarding year 2000 compliance, however, there is no guarantee that such risks do not exist and will not have an adverse effect on operations. Management is continuing to assess any impact that the transition to the year 2000 will have on operations. It is not anticipated that any impact would be material, however the cost of a potential impact is not determinable.

Note J - Subsequent Events

                Subsequent to March 31, 1999, 52,765 shares of Redwood's Common Stock were forfeited by the shareholders and cancelled.

                Subsequent to March 31, 1999, Redwood established the following designations of Preferred Stock at $.04 par value:

                  800,000 Shares of Series A Convertible Preferred Stock
                  400,000 Shares of Series B Convertible Preferred Stock
                1,300,000 Shares of Undesignated Preferred Stock
                ---------
                2,500,000 Total Shares of Preferred Stock
                =========



                                                                   - continued -

                On June 15, 1999, Redwood sold 267,522 shares of Series B Convertible Preferred Stock at a purchase price of $5.85 per share. Terms of the Series B Convertible Preferred Stock are as follows:

        1. The stock ranks senior to Common Stock and any other class or series of capital stock of the Corporation with respect to liquidation, dissolution, or winding up of the business unless such other class or series constitutes Parity Stock or Senior Stock.

        2. Holders of the stock are entitled to receive dividends prior and in preference to any declaration or payment of any cash dividend on the Common Stock or any other Junior Stock of the Corporation.

        3. Holders of the stock have no voting rights except for those minimum rights required by the Colorado Business Corporation Act, in which case the stock shall vote together with the Common Stock as a single class, unless the Colorado Business Corporation Act requires the Series B Convertible Preferred Stock to vote separately as a single class.

        4. Holders have the option to convert their stock to Common shares equal to the conversion rate in effect at the time of conversion. The conversion rate shall be an amount equal to $5.85 divided by the conversion price. The conversion price shall equal $5.85 minus the multiple of the aggregate unpaid accrued dividends per share times 0.64103.

        5. The Corporation may elect to cause each share to be automatically converted into a number of fully paid and non-assessable Common shares equal to the conversion rate then in effect as of any date on which the closing price for each of the twenty trading days preceding such date equals or exceeds $8.35 per share.