Form 10QSB
period 1999-06-30
FTM MEDIA INC
filed 1999-08-16
CIK 1004991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ____________ to ____________

                         Commission file number 33-80321

                                 FTM MEDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Colorado                                       84-1295270
  (State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                     Identification number

6991 East Camelback Road, #D103, Scottsdale, AZ              85251
(Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code:   (480) 425-0099

      Redwood Broadcasting, Inc.
      P.O. Box 3463, 11 Sundial Circle #17, Carefree, Arizona 85377 (Former Name or Address if Changed Since Last Report)

Securities to be registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.004 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's $.004 par value Common Stock outstanding as of June 30, 1999 was 6,319,542

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                  June 30, 1999 and March 31, 1999 ...........................3

                  Consolidated Statements of Operations for the Three
                  months ended June 30, 1999 and June 30, 1998................4

                  Consolidated Statements of Cash Flows for the Three
                  months ended June 30, 1999 and June 30, 1998................5

                  Consolidated Statement of Changes in Stockholders
                  Deficit for Three months ended June 30, 1999................6

                  Notes to Consolidated Financial Statements..................7

     Item 2.      Management's Discussion and Analysis or
                  Plan of Operations.........................................14

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings..........................................20

     Item 2.      Changes in Securities......................................21

     Item 3.      Defaults under Senior Securities ..........................21

     Item 4.      Submission of Matters to a vote of security holders........21

     Item 5.      Other Matters..............................................21

     Item 6.      Exhibits and Reports on Form 8-K...........................21

                  Signatures ................................................22

                         FTM MEDIA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30, 1999       March 31, 1999
                                                                           (unaudited)          (audited)
                                     ASSETS

Current Assets
  Cash and Cash Equivalents                                                 2,301,053           2,027,833
  Prepaid Expenses                                                            225,081              23,968
                                                                           ------------------------------
                Total Current Assets                                        2,526,134           2,051,801


Property and Equipment - Net of Accumulated Depreciation                      440,047              70,499

Other Assets
  Lease Deposits                                                               11,660              20,535
  Web Site Design - IN Progress                                                     0             131,568
  Goodwill - Net of Amortization                                               74,587              76,550
                                                                           ------------------------------

                Total Assets                                                3,052,428           2,350,953
                                                                           ------------------------------



                      LIABILITIES AND STOCKHOLDERS DEFICIT

Liabilities
  Accounts Payable                                                            406,873             208,101
  Accrued Expenses                                                                  0              64,820
  Short Term Portion of Notes Payable                                          84,892                   0
                                                                           ------------------------------
                Total Liabilities                                             491,765             272,921

Minority Interest
  Preferred Stock of Subsidiary                                               423,508             415,889
  Common Stock of Subsidiary                                                2,807,226           2,771,261
                                                                           ------------------------------
                Total Minority Interest                                     3,230,734           3,187,150

Stockholders Deficit
  Series B Preferred Stock - $.04 Par, 2,500,000 shares authorized
           267,522 issued and outstanding                                      10,701                   0
  Common Stock - $.004 Par, 12,500,000 shares authorized
           6,319,542 shares issued and outstanding                             25,278              25,278
  Additional Paid In Capital                                                1,366,504                   0
  Deficit accumulated During Development stage                             (2,072,555)         (1,134,396)
                                                                           ------------------------------
                Total Stockholders Deficit                                   (670,072)         (1,109,118)
                                                                           ------------------------------

                Total Liabilities and Stockholders Equity                   3,052,428           2,350,953
                                                                           ==============================

                           FTM MEDIA, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                     3 months               3 months
                                                      ended                   ended
                                                   June 30, 1999          June 30, 1998
                                                    (unaudited)            (unaudited)
Total Revenues                                             0                    0

Website development costs                            509,504                    0
Capital Formation Expense                            142,788                    0
Consulting Fees                                      116,180                    0
Contract Labor                                         1,948                    0
Depreciation and Amortization                         21,385                    0
Directors Fees and Expenses                            4,812                    0
Employment Fees and Costs                              2,254                    0
Insurance                                             20,890                    0
Internet connection and maintenance                   35,249                    0
Legal and Accounting Fees                            114,677                    0
Office and Computer supplies                          13,535                    0
Other                                                 20,826                    0
Payroll                                              157,908                    0
Payroll Taxes and Benefits                            22,655                    0
Rent                                                  36,519                    0
Telephone                                             20,712                    0
Travel and Entertainment                              30,770                    0
                                                  -------------------------------

           Total Expenses                          1,272,613                    0

Loss Before other Income                          (1,272,613)                   0

Other Income

Interest Income net of interest expense               10,383                    0
                                                  -------------------------------

Loss Before Provision of Income Taxes             (1,262,230)                   0

Provision for Income taxes                                 0                    0
                                                  -------------------------------

Loss Before minority interest                     (1,262,230)                   0

Minority Interest                                    324,071                    0
                                                  -------------------------------

Net Loss                                            (938,159)                   0
                                                  ===============================

Basic Loss Per common share                           (0.148)               0.000

Weighted Average number of common shares           6,319,542            6,319,542

                          FTM MEDIA, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    3 months               3 months
                                                                      ended                  ended
                                                                  June 30, 1999         June 30, 1998
                                                                   (unaudited)           (unaudited)
OPERATING ACTIVITIES

Net Income (loss)                                                  (938,159)                   0
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation and amortization                                  21,385                    0
      Decrease in Capitalized development costs                     131,568                    0
      Minority Interest                                            (324,071)                   0
      Increase in liquidation value - minority interest               7,619                    0
      Changes in Operating Assets & Liabilities
      Increase in Prepaid assets                                   (201,113)                   0
      Decrease in Deposits                                            8,875                    0
      Increase in Accounts Payable                                  133,952                    0
      Increase in short term notes payable                           84,892                    0
                                                                 -------------------------------

              Net Cash Flow from Operating Activities            (1,075,052)                   0

INVESTMENT ACTIVITIES

Acquisition of Fixed Assets                                        (388,969)                   0


Financing Activities

  Private Placement - Common Stock of subsidiary                    360,036                    0
  Private Placement - Sale of Preferred Stock                     1,565,005                    0
  Payment of Preferred Dividends                                   (187,800)                   0
                                                                 -------------------------------

              Net Cash Flow from financing                        1,737,241                    0
                                                                 -------------------------------

Net increase in Cash and Cash Equivalents                           273,220                    0

Cash and Cash Equivalents beginning of quarter                    2,027,833                2,796
Cash and Cash Equivalents end of quarter                          2,301,053                2,796

FTM MEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS DEFICIT

                                                                                                          Deficit
                                                                                                        accumulated
                                                                                           Additional     during
                                         Par      Common                Par     Preferred   Paid in      development
                            Shares      Value     Stock      Shares     Value     Stock      Capital        stage
            3/31/99       6,319,542     0.004     25,278                              0            0     (1,134,396)

Increase in liquidation
  of INRG preferred
     stock

INRG stock purchased by
  minority
  shareholders 4/99

Sale of FTM Series B
preferred stock                                                267,522   0.04    10,701     1,554,304

Dividend paid on
preferred stock                                                                             (187,800)

Net Loss                                                                                                   (938,159)

                        -------------------------------------------------------------------------------------------
Balance - 6/30/99         6,319,542     0.004     25,278       267,522   0.04    10,701     1,366,504    (2,072,555)

                               total
                            stockholders     minority
                            equity(deficit)  interest
            3/31/99           (1,109,118)    3,187,150

Increase in liquidation
  of INRG preferred
     stock                                       7,619

INRG stock purchased by
  minority
  shareholders 4/99                            360,036

Sale of FTM Series B
preferred stock                1,565,005

Dividend paid on
preferred stock                (187,800)

Net Loss                        (938,159)     (324,071)

                          ----------------------------
Balance - 6/30/99               (670,072)    3,230,734

                        FTM MEDIA, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

1.       General

The accompanying unaudited financial statements of FTM Media, Inc. formerly Redwood Broadcasting, Inc. Have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 1999 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

2.       Nature of Operations and Summary of Significant Accounting Policies

         FTM Media, Inc.

                  The Corporation was formed in December 1994 pursuant to the laws of the State of Colorado with the name Redwood Broadcasting, Inc. On July 19, 1999 at a special meeting of shareholders, the shareholders approved changing the name of the Corporation to FTM Media, Inc. On December 31, 1998, substantially all of the assets and liabilities of FTM/Redwood were transferred to a wholly owned subsidiary. The common stock of the subsidiary was then to be distributed to the FTM/Redwood shareholders. As a result of this and the reverse acquisition of the Corporation by Interactive Radio Group, Inc. (INRG), the prior operations of FTM/Redwood are not reflected in these financial statements. Accordingly the financial statements reflect the operating activity of FTM/Redwood beginning with the acquisition of the majority interest in INRG. The Corporation is in the development stage as its operations involve the raising of capital, market research and start up production. Because it is in the development stage, the Corporation has had no revenue from product sales, which is not regarded as typical for normal operating periods.

         Interactive Radio Group, Inc.

                  Interactive Radio Group, Inc. was formed in February 1994 pursuant to the laws of the State of Delaware. The company was inactive until April, 1998 when it began its business of designing and hosting Internet websites for radio stations. The acquisition of the majority interest in INRG by FTM/Redwood was accounted for as a reverse acquisition, resulting in the historic operations of INRG being treated as the historical operations of the Corporation. Accordingly the accompanying historic financial statements have been restated to reflect the financial position, results of operations and cash flows for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented.

         Cybermusic Acquisition Corp.

                  Cybermusic Acquisition Corp. was formed in February, 1996 pursuant to the laws of the State of Delaware. Cybermusic was acquired by INRG and became a wholly owned subsidiary in December, 1998. Cybermusic's principal business of designing websites for radio stations has been carried on by INRG since the acquisition. The acquisition of Cybermusic by INRG was accounted for as a reverse acquisition, resulting in the historic operations of Cybermusic being treated as the historical operations of the Corporation. Accordingly the accompanying historic financial statements have been restated to reflect the financial position, results of operations and cash flows for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented.

         Method of Accounting

                  The Corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

         Cash and Cash Equivalents
         Cash and cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

         Fixed Assets and Depreciation

                  Fixed Assets are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

                       Office Equipment          3-5 years
                       Office Furniture            5 years
                       Leasehold Improvements      7 months

         Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and their related accumulated depreciation are removed from the accounts.

         Web Site Design - In progress

                  The Corporation had previously capitalized its costs incurred in developing its websites for radio stations. The Company now charges to expense all such costs. The Company has expensed all such previously capitalized costs.

         Goodwill

                  Goodwill has been capitalized and is being amortized over ten years.

         Net Loss Per Common Share

                  Net income (loss) per common share is computed in accordance with SFAS 128, "Earnings Per Share" by dividing the income available to common stockholders by the weighted average number of common shares outstanding for each period after reflecting the recapitalization. The effects of conversion of Convertible Preferred Stock were not included in the calculation of diluted loss per share because the Corporation has experienced losses in all of the periods presented and therefore the effect would be anti-dilutive.

         Income Taxes

                  The Corporation accounts for income taxes in accordance with SFAS 109 " Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the period presented.

3.       Stockholder's Equity

         During June, 1999 the Corporation received $1,565,005 in a private placement of 267,522 shares of $.04 par value Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred Stock, the Corporation in June, 1999 paid $187,800 in dividends to the holders of the Series B Convertible Preferred Stock. The rights, privileges and restrictions of the Series B Convertible Preferred Stock are as follows:

           a. The stock ranks senior to Common Stock and any other class or series of capital stock of the Corporation with respect to liquidation, dissolution or winding up of the business.

           b. Holders of the Series B Convertible Preferred Stock are entitled to receive annual dividends in the amount of $.702 per share payable on each semi-annual anniversary of the Series B Convertible Preferred Stock Issue Date. The dividends payable for the twelve month period immediately following the Series B Convertible Preferred Stock Issue Date shall be paid on the Series B Convertible Preferred Stock Issue Date.

           c. Holders of the Series B Convertible Preferred Stock have no voting rights except for those minimum voting rights required by the Business Corporation Act of the State of Colorado, in which case the Series B Convertible Preferred Stock shall vote together with the Common Stock as a single class, unless the Business Corporation Act of the State of Colorado requires that the Series B Convertible Preferred Stock has the right to vote separately as a single class.

           d. Holders of the Series B Convertible Preferred Stock have the option to convert their Series B Convertible Preferred Stock to common shares anytime at an amount equal to $5.85 divided by the conversion price. The conversion price shall be equal to $5.85 minus the aggregate amount of accrued dividends per share which are then unpaid for fifteen days or more multiplied by .64103.

           e. The Corporation may cause each share of Series B
              Convertible Preferred Stock to be automatically converted into shares of common stock at an amount equal to $5.85 minus the aggregate amount of accrued dividends per share which are then unpaid for fifteen days or more multiplied by

               .64103. as of any date on which the closing price for each of the twenty trading days preceding such date equals or exceeds $8.35 per share. Such conversion cannot occur prior to the first anniversary of Series B Convertible Preferred Stock Issue Date.

          f. In the case of a capital reorganization or reclassification of outstanding shares of Common Stock or in case of any merger of the Corporation into another corporation or in case of a sale or conveyance to another corporation of all or substantially all of the assets or property of the Corporation each share of Series B Convertible Preferred Stock shall thereafter be convertible into, in lieu of the Common Stock issuable upon such conversion, the kind and amount of shares of stock and other securities and property receivable upon the consummation of such transaction by a holder of that number of shares of Common Stock into which one share of Series B Convertible Preferred Stock was convertible immediately prior to such transaction.


4.       Fixed Assets

                  Fixed Assets are recorded at cost and consisted of the following at June 30, 1999 and March 31, 1999:

                                                         1999           1998
                                                         ----           ----
                    Computer Equipment                  346,494        56,548
                    Office Equipment                    103,220        16,065
                    Leasehold Improvements               11,869             0
                                                        -------       -------
                                                        461,583        72,613
                    Less Accumulated Depreciation        21,537         2,114
                                                        -------       -------
                    Net Fixed Assets                    440,047        70,499

                  Depreciation expense for the quarters ended June 30, 1999 and March 31, 1999 was $19,422 and $2,114 respectively

5.       Goodwill

                  The Corporation acquired goodwill with INRG's purchase of Cybermusic. Goodwill is being amortized over ten years and consisted of the following at June 30, 1999 and March 31, 1999.

                                                                1999         1998
                                                                ----         ----
                    Goodwill                                   78,513       78,513
                    Less: Accumulated Amortization              3,926        1,963
                                                               ------       ------
                    Net Goodwill                               74,587       76,550


                  Amortization expense for the quarters ended June 30, 1999 and March 31, 1999 was $1,963 and $1,963 respectively

6.       Notes Payable

                  Notes Payable consist at June 30, 1999 of a note payable to AICCO with interest at 8.95% payable in monthly installments of principal and interest $10,976.99 through February 2000 with the remaining balance due at that date.

7.       Minority Interest

                  The minority interest in INRG has two components:

                  1. Preferred Stock of Subsidiary

                     INRG issued 40,637 shares of series A Preferred Stock, par value $.001 to the former shareholders of Cybermusic, upon acquisition in December 1998, The minority interest in the Preferred stock of INRG was recorded at the stocks liquidation value of $10 per share and goodwill was recorded for $78,513. Rights, privileges and restrictions of the Series A Preferred Stock are as follows:

                     a. The stock ranks senior to Common Stock and any other class or series of capital stock of the Corporation with respect to liquidation, dissolution or winding up of the business.

                     b. Holders of the stock are not entitled to receive dividends or other distributions except upon liquidation, dissolution or winding up of the business.

                     c. Holders of the stock have a right to vote with the Common stockholders as a single class unless the Delaware General Corporation Law requires the Series A Preferred stockholders to vote separately as a class.

                     d. Holders have the option to convert their stock to common shares equal to the Series A Preferred Stock liquidation value anytime after September 30, 2000, or to common stock of a parent corporation if more than 80% of the issued and outstanding Common Stock of INRG is owned by another corporation.

                     e. Holders may redeem their stock for cash equal to the liquidation value anytime after December 7, 2001. INRG may elect to redeem any or all of the outstanding shares of series A Preferred stock anytime, at the liquidation value.

                     f. The liquidation clue of each share of Series A Preferred Stock is $10, increased with interest compounded annually at 7.5% for three years commencing on the issuance date. The Corporation recorded interest expense on the liquidation value in the amount of $7,619 during the quarter ended June 30, 1999. The Series A Preferred Stock liquidation value consisted of the following at June 30, 1999:

                                    Liquidation value at issuance               $406,370
                                    Accrued interest to date                      17,138
                                                                                --------
                                    Total Liquidation Value                     $423,508

                  2. Common Stock of Subsidiary

                     On March 31, 1999, FTM/Redwood acquired 90.85% of the issued and outstanding Common Stock of INRG. The remaining 9.15% of Common Stock represented a minority interest in INRG. The parent corporation and the minority interest share pro rata in the net income or loss of INRG.

                     During March, 1999, subsequent to the acquisition, INRG received $2,883,897 from a private placement offering for 960,616 common shares. During April, 1999 INRG received a further $360,036 from the same private placement offering for 120,012 common shares. With the issuance of these shares the minority interest in INRG increased to 25.67% and will increase further if additional common shares are issued. The $3,243,933 of stock purchased is included on the balance sheet under Minority Interest - Common Stock of Subsidiary.

                  8. Related Party Transactions

                     The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to Ingenious Enterprises, Inc. a Nevada corporation in the amount of $120,000 annually commencing October 1, 1998 on behalf of the services provided by Ron Conquest. Conquest, an employee of Ingenious Enterprises, Inc. is the President, Chief Executive Officer and a Director of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended June 30, 1999 and June 30, 1998 were $30,000 and 0 respectively.

                     The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to EchoMedia in the amount of $75,000 annually commencing February 1, 1999 on behalf of the services provided by Greg Mastroieni. Mastroieni, the owner of EchoMedia is a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended June 30, 1999 and June 30, 1998 were $18,750 and 0 respectively.

                     The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to Four Score Entertainment, Inc. in the amount of $75,000 annually commencing February 1, 1999 on behalf of the services provided by Jeffery Pollack. Pollack, an employee of Four Score Entertainment, Inc. is a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended June 30, 1999 and June 30, 1998 were $18,750 and 0 respectively.

                     The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to BW Productions in the amount of $120,000 annually commencing February 1, 1999 on behalf of the services provided by Robert Wilson. Wilson, an employee of BW Productions is Vice Chairman and a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended June 30, 1999 and June 30, 1998 were $30,000 and 0 respectively.

                  9. Income Taxes

                     The Corporation has $2,437,335 of consolidated net operating loss carryforwards for federal tax purposes as of June 30, 1999, which are available to offset future taxable income and expire during the years 2011 through 2020. The corporation has not fully reserved for any future tax benefits from the net operating loss carryforwards since it has not generated any revenues to date.

                 10. Year 2000

                     The Corporation's computer systems are currently year 2000 complaint. The Corporation is not aware of any material risks associated with its vendors regarding year 2000 compliance, however there is no guarantee that such risks do not exist and will not have an adverse effect on operations. It is not anticipated that any impact would be material, however the cost of a potential impact is not determinable.

                 11. Subsequent Events

                     Subsequent to June 30, 1999, the Corporation at a Special Meeting of Shareholders approved an amendment to the Corporation's Articles of Incorporation changing the name of the Corporation from Redwood Broadcasting, Inc. to FTM Media, Inc.

                     Subsequent to June 30, 1999, the Corporation changed it's trading symbol on the NASDAQ Bulletin Board from RWBD to FTMM.

                     Subsequent to June 30, 1999 the Corporation received $34,995 for a private placement offering for 5,982 Series B Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Overview

         The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended June 30, 1999 and June 30, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

         The forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect Management's best judgement based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including but not limited to those discussed herein.

         Introduction

         The Company was incorporated on February 22, 1994. Prior to March 1998, the Company had not engaged in any form of commercial business activity. In March 1998, the Company's principal business focus became the Internet and the production of interactive, multi-media, 2-D/3-D Internet Web Sites for the Radio Industry.

         On December 7, 1998, the Company acquired Cybermusic in the Cybermusic Merger. The business of Cybermusic consists primarily of developing a network of linked, interactive, multi-media, 2-D/3-D Internet Web Sites to be operated by the Company for participating Radio Stations (the "FTM Internet Network"). The Company's business plan is to develop, operate and maintain the FTM Internet Network, perform related services and provide Internet access to participating Radio Stations in order to produce new sources of revenue for the Radio Stations. It is expected that the Internet Web Site for participating Radio Stations will feature multi-media interactive capability, streaming audio and video, local and national chat, games, P1 targeting and music sampling. The Company also expects to provide market and audience research with daily and weekly analysis, licenses, e-commerce, and technical support/customer service through a Company run operations center available seven days per week.

         The Company will initially seek to build the FTM Internet Network through obtaining the participation of Radio Stations owned by CBS/Infinity Broadcasting, and later the participation of other Radio Stations. On March 9, 1998 the Company entered into the CBS Agreement pursuant to which Infinity Broadcasting will arrange for the Company to meet with the general managers of Radio Stations owned by CBS/Infinity Broadcasting for the purpose of discussing the participation of such Radio Stations in the FTM Internet Network(s).

         The Company anticipates three initial sources of revenue which are: (1) the sale of radio advertising units received from Radio Stations in the top twenty five U.S. markets in exchange for the Company's various Web site products and services and for participation in the FTM Internet Network, (2) the sale of local and national advertising, "integrated interactive advertising and sponsorships" on the FTM Internet Network of Radio Station Internet Web site, and (3) the sale of merchandise, in addition to other e-commerce activities generated within the Company's Internet Network.

         The Company acknowledges increasing competition for limited advertising dollars on the Internet and seeks to differentiate itself through the sale of sponsorships and "integrated advertising." Integrated advertising is a unique program that involves advertisers in the creation of a message allowing them to better target a specific audience or audience segment. The Company's growth strategy depends, in part, on its ability to increase advertising revenue by the ongoing introduction of new and enhanced Internet products and services to its flagship Internet Network and Web site. In addition, the Company will attempt to increase advertising revenue through the introduction of new and enhanced Internet products and services to its Internet Network and Web site by the creation of new features, promotions, games and simulations, in order to provide sponsors and advertisers with even greater ability to target a specific audience.

CBS AGREEMENT

         Pursuant to the CBS Agreement, CBS/Infinity Broadcasting will provide, until March 2003, access and assistance to the Company to contact Radio Stations owned and/or operated by CBS/Infinity for the purposes of soliciting such stations to (1) participate in the FTM Internet Network, (2) to engage the Company to develop, operate and maintain World Wide Web sites for such stations and to provide related services and (3) to engage the Company to function as an Internet access Provider for such stations in order for the station to generate new sources of revenue. In exchange for such rights and assistance, the Company has agreed to (i) use commercially reasonable efforts to provide unimpeded and uninterrupted access and operability of World Wide Web site to the Participating Stations, (ii) propose to its shareholders that, for so long as CBS/Infinity Broadcasting continues to own at least ten percent (10%) of the issued and outstanding shares of the Company's Common Stock (on a fully diluted basis), a representative designated by CBS Radio or Infinity be elected to the Company's board of directors, and to use its best efforts to cause all of its insiders and affiliates to vote their shares in favor of the election of said representative, and (iii) allow CBS Infinity Broadcasting to audit the Company's books and records not more than once each calendar year on behalf of those stations who participate in the FTM Internet Network with respect to the accounting statements tendered to such Radio Stations under their agreements with the Company.

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

         The Company's business is still in the very early stages of development. The Company is in discussions with various CBS/Infinity Broadcasting affiliated Radio Stations regarding the providing of Internet products and services, but does not yet have binding agreements with any Radio Stations to provide such products and services. In addition, while the Company has developed an early stage prototype of a Radio Station Internet Web site for Los Angeles Radio Station "KROQ", the prototypes developed do not incorporate all of the currently available technical features that the Company expects to include in its fully operational Internet Web site. The Company has yet to generate its first revenues and has no operating history upon which an evaluation of the prospects for the acceptance of its Internet products and services and the related sale of Internet advertising may be based.

THE MARKET

         The Company believes that its target markets are individuals who seek entertainment, community, products and services on the Internet and advertisers and Radio Stations who seek to reach those individuals. An estimate of 1998 Web use by Nielsen Media Research placed current Internet Web users at 79 million with a new user being added every 1.75 seconds. 66% of current Web usage occurs in the home. Nielsen Media Research further reports that 20 million people made online purchases in the twelve-month period ended in June 1998. A study of Holiday shopping conducted by Boston Consulting Group found that the average online order was $55. Those making purchases are thought to be between the ages of 35 to 54 with a gender split of 53% male and 47% female, however, the number of women shopping online is growing rapidly. Total E-commerce projections for 1998 by Forrester Research indicate that 9 million U.S. households will have shopped online for travel services and retail goods other than automobiles, generating $7.8 billion in online sales. The same report projects online sales to exceed $32 billion by 2003. A recent U.S. Commerce report estimates by the year 2000, total goods and services sold over the Internet will reach $300 billion per year. Online sales of music are projected to grow to $650 million by 2000 as reported by Jupiter Communications. The Aberdeen Group issued a report in November 1998 projecting Internet advertising spending will reach $5.1 billion by the year 2000.

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

         SALES AND MARKETING

         In addition to its Director of Sales and Marketing the Company intends to employ the services of independent national media sales organizations in New York, Chicago and Los Angeles to help maximize the development of the FTM National/Local "Lifestyle and Demographic "Audience Specific" advertising opportunities. The Company intends to hire several additional employees in sales and marketing over the next two and one-half years to fully extend the "target marketing and brand capabilities" of the FTM "local and national format communities" and distribution networks (Radio Stations). The planned extensions include a "frequent user/buyer" bonus program for all registered users with local station and national network premium rewards. It is expected that the growing sales and marketing staff and the Company's various associates will focus principally on maximizing "integrated advertising" and "sponsorship" opportunities, which typically require more time and involvement to bring to fruition than Banner advertising sales. The Company also expects that its internal sales force will be responsible for the origination of all FTM "audience and music research products" and any product licensing arrangements. In addition, the Company believes that the strength of the CBS Radio brands and their large audiences will facilitate the FTM advertising relationships and sponsorship placements.

         COMPETITION

                  The Company presently competes, or will compete, as the scope of its Internet Network and content expands, directly and indirectly, for advertisers, viewers, players and licenses and other sponsorship events with the following categories of companies: (i) Radio related Internet Networks such as those operated by OnRadio (Electric Village), Broadcast.com and Imagine Radio, in addition to independent Radio Stations that do not join the Company's Internet Network; (ii) on-line services or Internet Web Site targeted to music enthusiasts generally such as CDNow, MusicBoulevard, Tunes and BMG, or to enthusiasts of particular types of music such as the Internet Web Site maintained by Motown Records; (iii) music related Internet Networks such as those operated by MTV, N2K and Volatile Media; (iv) on-line services offering interactive games to targeted participants in association with existing and new brands (such as Starwave Corporation, Interactive Imaginations, Inc., Sony Station, Sandbox Entertainment and YoYodyne Entertainment);
         (v) game related Internet Networks which include trivia games or entertainment related contests; (vi) general purpose consumer on-line services such as America Online, PointCast, and Prodigy, as well as those site which include entertainment or music related areas such as Sidewalk.Com; (vii) Web search and retrieval services, such as Excite, InfoSeek, Lycos and Yahoo!, and other high-traffic Internet Web Site, such as those operated by Amazon, Disney, Microsoft, ESPN, and CNN;
         (viii) publishers and distributors of traditional off-line media (such as television, radio and print), including those targeted to specific audiences, many of which have established or may establish Internet Web Site; and (ix) vendors of information, merchandise, products and services distributed through other means, including retail stores, mail, facsimile and private bulletin board services. The Company anticipates that the number of its direct and indirect competitors will increase significantly in the future.

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

         The Company's use of prizes associated with its features, promotions, games and simulations may be subject to federal, state, local and international laws governing lotteries and gambling. Such laws vary from jurisdiction to jurisdiction and are complex and uncertain. The Company seeks to design its prizing structure to fall within exemptions from such laws, but there can be no assurance that the Company's prizing structure will be exempt from all applicable laws. Failure to comply with applicable laws could have a material adverse affect on the Company's business, prospects, financial condition or operating results.

Liquidity and Capital Resources - June 30, 1999 compared to March 31, 1999

At June 30, 1999, the Company had total assets of $3,052,428 representing an increase in the total assets of $703,475 over total assets at March 31, 1999. Total Liabilities increased to $491,765 at June 30, 1999 from $272,921 at March 31, 1999. Minority Interest increased to $3,230,734 at June 30, 1999 from $3,187,150 at March 31, 1999. Total Stockholders Deficit decreased to $670,072 at June 30, 1999 from $1,109,118 at March 31, 1999.

Total current assets at June 30, 1999 were $2,526,134, which consisted of cash and cash equivalents of $2,301,053 and prepaid expenses of $225,081. Total current liabilities at June 30, 1999 were $491,765 consisting of accounts payable of $406,783 and the current portion of a note payable in the amount of $84,892. Working capital at June 30, 1999 was $2,034,369 compared to $1,778,880 at March 31, 1999. This represented an improvement in the Company's working Capital position of $255,489.

At June 30, 1999 the Company reported total assets of $3,052,428 which consisted of $2,526,134 of current assets described above, $440,047 of Net Property and Equipment, $11,660 of Lease Deposits and $74,587 of Net Goodwill.

Total liabilities at June 30, 1999 are comprised entirely of the current liabilities described above.

Minority interest at June 30, 1999 totaled $3,230,734, which consisted of Preferred Stock of a subsidiary in the amount of $423,508 and Common Stock of a subsidiary in the amount of $2,807,226.

At June 30, 1999 the Company reported a Stockholders Deficit of $670,072. This represents a decrease of $439,046 over March 31, 1999 Stockholders Deficit of $1,109,118. This decrease was the result of the sale of 267,522 shares of Series B Convertible Preferred Stock in which the Company received $1,565,005, increased by the payment of $187,800 of dividends to the shareholders of Series B Convertible Preferred Stock and increased by the net loss for the period of $938,159.

Results of Operations - Three Months Ended June 30, 1999 compared to the Three Months Ended June 30, 1998

Net Revenues for the three months ended June 30, 1999 were 0, compared to net revenue of 0 for the same period a year ago. This is attributable to the Company continuing to be in its development stage and therefore not yet generating any revenue from operations.

Operating expenses for the three months ended June 30, 1999 were $1,272,613 which consisted of website development costs of $509,504, general and administrative expenses of $741,724 and depreciation and amortization of $21,385. Operating expenses for the three months ended June 30, 1998 were 0.

The Company recorded net interest income (interest income offset by interest expense) of $10,383 for the quarter ended June 30, 1999. The interest income was money earned on the Company's Cash and Cash Equivalents.

As a result of the foregoing the Company posted a net loss of $1,262,230 before minority interest. The minority interest in the Company's net loss was $324,071 resulting in a net loss to the Company of $938,159 for the three months ended June 30, 1999 or $(.148) per share compared to a net loss of 0 for the three months ended June 30, 1998

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 19, 1999, the Corporation at a Special Meeting of Shareholders approved an amendment to the Corporation's Articles of Incorporation changing the name of the Corporation from Redwood Broadcasting, Inc. to FTM Media, Inc.
         No other matters were submitted to a vote of security holders

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibit No.   Exhibit Name

                           2 Contribution agreement dated March 31, 1999 between the Corporation and certain shareholders of Interactive Radio Group, Inc.

                           4        Stock Purchase Agreement

                           18       Letter of Company's former accountants

                           27       Financial Data Schedule

                           99 Press Release issued by Redwood Broadcasting on March 29, 1999

                  (b) The Company filed a form 8-K on April 15,1999 reporting a change in controlling shareholders of the Company, the disposition of assets and pro forma financial information and exhibits. Pursuant to a contribution agreement dated 3/31/99 between the Company and certain stockholders of Interactive Radio Group, Inc. (INRG) in which the Company acquired a majority interest in INRG and certain stockholders of INRG acquired a majority interest in the Company

                           The Company filed a form 8-K on May 19, 1999 reporting a change in the Company's independent auditors.

                           The Company filed a form 8-K on June 29,1999 reporting the Company's sale of 267,522 shares of Series B Convertible Preferred Stock $.04 par value.

                           In accordance with the Exchange Act, this report has
                  been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

                  Signature                          Title                              Date

                  /s/ Ron Conquest                   President and                      August 9, 1999
                                                     Chief Executive Officer

                  /s/ Scott M. Manson                Chief Financial and                August 9, 1999
                                                     Accounting Officer

                                 Exhibit Index

                      Exhibit No.   Exhibit Name

                           2 Contribution agreement dated March 31, 1999 between the Corporation and certain shareholders of Interactive Radio Group, Inc.

                           4        Stock Purchase Agreement

                           18       Letter of Company's former accountants

                           27       Financial Data Schedule*

                           99 Press Release issued by Redwood Broadcasting on March 29, 1999

                      ------------
                      *Filed Herewith.