Form 10QSB
period 1999-09-30
FTM MEDIA INC
filed 1999-11-12
CIK 1004991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to ____________


                         Commission file number 33-80321


                                 FTM MEDIA, INC.
                              ____________________

             (Exact Name of Registrant as Specified in its Charter)


                  Colorado                                  84-1295270
              ____________________                     ____________________

        (State or other jurisdiction                     I.R.S. Employer
      of incorporation or organization)               Identification number


     6991 East Camelback Road, #D103, Scottsdale, AZ              85251
_______________________________________________________________________________

(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (480) 425-0099

Securities to be registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.004 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

The number of shares of the registrant's $.004 par value Common Stock outstanding as of September 30, 1999 was 6,480,542

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                  Consolidated Balance Sheet as of
                  September 30, 1999 and March 31, 1999............................................   3

                  Consolidated Statements of Operations for the
                  Three months ended September 30, 1999 and September 30, 1998
                  and six months ended September 30, 1999 and September 30, 1998 ..................   4

                  Consolidated Statements of Cash Flows for the
                  Six months ended September 30, 1999
                  and September 30, 1998...........................................................   5

                  Notes to Consolidated Financial Statements.......................................   6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operations...............................................................  15


PART II. OTHER INFORMATION


         Item 1.           Legal Proceedings.......................................................  23


         Item 2.           Changes in Securities...................................................  23


         Item 3.           Defaults under Senior Securities........................................  23


         Item 4.           Submission of Matters to a vote of security holders.....................  23


         Item 5.           Other Matters...........................................................  23


         Item 6.           Exhibits and Reports on Form 8-K........................................  23


                           Signatures..............................................................  24

                         FTM MEDIA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30, 1999   March 31, 1999
                                                                             (unaudited)        (audited)
                                     ASSETS

Current Assets
  Cash and Cash Equivalents                                                   397,221          2,027,833
  Notes Receivable                                                            986,100                  0
  Prepaid Expenses                                                            321,681             23,968
                                                                         -------------------------------
                          Total Current Assets                              1,705,002          2,051,801

Property and Equipment - Net of Accumulated Depreciation                    1,666,982             70,499

Other Assets
  Lease Deposits                                                               11,660             20,535
  Web Site Design In Progress                                                       0            131,568
  Goodwill - Net of Amortization                                               72,624             76,550
                                                                         -------------------------------

                          Total Assets                                      3,456,268          2,350,953
                                                                         -------------------------------


                      LIABILITIES AND STOCKHOLDERS DEFICIT

Liabilities
  Accounts Payable                                                          1,417,374            208,101
  Accrued Expenses                                                                  0             64,820
  Short Term Portion of Notes Payable                                          64,555                  0
                                                                         -------------------------------
                          Total Liabilities                                 1,481,929            272,921

Minority Interest
  Preferred Stock of Subsidiary                                               431,128            415,889
  Common Stock of Subsidiary                                                2,650,347          2,771,261
                                                                         -------------------------------
                          Total Minority Interest                           3,081,475          3,187,150


Stockholders Deficit
  Preferred Stock - $.04 Par, 2,500,000 shares authorized
              273,504 issued and outstanding                                   10,940                  0
  Common Stock - $.004 Par, 12,500,000 shares authorized
              6,480,542 shares issued and outstanding                          25,922             25,278
  Additional Paid In Capital                                                2,091,516                  0
  Deficit accumulated During Development stage                             (3,235,512)        (1,134,396)
                                                                         -------------------------------
                          Total Stockholders Deficit                       (1,107,136)        (1,109,118)
                                                                         -------------------------------

                          Total Liabilities and Stockholders Equity         3,456,268          2,350,953
                                                                         ===============================

                             FTM MEDIA, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF OPERATIONS


                                              3 months          3 months     6 months           6 months
                                                ended            ended        ended               ended
                                               9/30/99          9/30/98       9/30/99            9/30/98
                                             Unaudited        Unaudited      Unaudited          Unaudited
Total Revenues                                        0               0              0               0

Website development costs                       738,408               0      1,243,942               0
Capital Formation Expense                             0               0        142,788               0
Computer Maintenance & Repairs                   12,526               0         12,819               0
Consulting Fees                                 145,750               0        261,900               0
Contract Labor                                   25,536               0         27,483               0
Depreciation and Amortization                    92,334               0        113,719               0
Directors Fees and Expenses                       1,281               0          6,093               0
Education & Training                             21,408               0         21,614               0
Employment Fees and Costs                        47,798               0         58,841               0
Insurance                                        35,614               0         56,504               0
Internet connection and maintenance              26,257               0         61,506               0
Legal and Accounting Fees                       145,973               0        260,650               0
Media & Public Relations                         28,962               0         33,722               0
Office and Computer supplies                     14,538               0         28,074               0
Other                                            45,738               0         54,538               0
Payroll                                         116,093               0        274,001               0
Payroll Taxes and Benefits                       20,463               0         43,118               0
Rent                                             42,376               0         78,896               0
Telephone                                        12,537               0         33,248               0
Travel and Entertainment                         44,125               0         76,873               0
                                            ----------------------------------------------------------
           Total Expenses                     1,617,718               0      2,890,330               0
                                            ----------------------------------------------------------
Loss Before other Income                     (1,617,718)              0     (2,890,330)              0

Other Income

Interest Income net of interest expense           6,877               0         17,260               0

Loss Before Provision of Income Taxes        (1,610,841)                    0 (2,873,070             0

Provision for Income taxes                            0               0              0               0
                                            ----------------------------------------------------------
Loss Before minority interest                (1,610,841)                    0 (2,873,070             0

Minority Interest                               432,808               0        771,950               0
                                            ----------------------------------------------------------
Net Loss                                     (1,178,033)                    0 (2,101,120             0
                                            ==========================================================
Basic Loss Per common share                      (0.182)          0.000         (0.327)          0.000

Weighted Average number of common shares      6,456,070       6,319,542      6,430,150       6,319,542

                         FTM MEDIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             6 months          6 months
                                                               ended            ended
                                                             9/30/99            9/30/98
                                                           (unaudited)         (unaudited)
OPERATING ACTIVITIES

Net Income (loss)                                           (2,101,120)              0
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation and amortization                            113,719               0
      Decrease in Capitalized development costs                131,568               0
      Minority Interest                                       (771,950)              0
      Increase in liquidation value - minority interest         15,239               0
      Changes in Operating Assets & Liabilities
       Increase in Prepaid assets                             (297,712)              0
       Increase in Notes Receivable                           (986,100)
       Decrease in Deposits                                      8,875               0
       Increase in Accounts Payable                          1,209,273               0
       Decrease in Accrued Expenses                            (64,820)
       Increase in short term notes payable                     64,555               0
                                                           ---------------------------

              Net Cash Flow from Operating Activities       (2,678,473)              0

INVESTMENT ACTIVITIES

Acquisition of Fixed Assets                                 (1,706,274)              0

Financing Activities

  Private Placement - Common Stock of subsidiary               360,036               0
  Private Placement - Sale of Preferred Stock                1,599,998               0
  Issuance of Stock to Employees                               986,100
  Payment of Preferred Dividends                              (192,000)              0
                                                           ---------------------------

              Net Cash Flow from financing                   2,754,134               0
                                                           ---------------------------

Net increase in Cash and Cash Equivalents                   (1,630,612)              0

Cash and Cash Equivalents beginning of year                  2,027,833           2,796
Cash and Cash Equivalents end of quarter                       397,221           2,796

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

         Fixed Assets and Depreciation

                  Fixed Assets are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

                           Computer Equipment and

                           Software                            3-5 years

                           Office Furniture                      5 years

                           Automobiles                           5 years

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

3.       Stockholder's Equity

         1. During June and July, 1999 the Corporation received $1,600,000 in a private placement of 273,504 shares of $.04 par value Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred Stock, the Corporation in June and July 1999 paid $192,000 in dividends to the holders of the Series B Convertible Preferred Stock. The rights, privileges and restrictions of the Series B Convertible Preferred Stock are as follows:

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

                  2. As incentives for certain employees to accept employment with the Corporation, the Corporation issued 161,000 shares of the Corporation's $.004 par value common stock in exchange for Secured Recourse Notes in the amount of $695,100. These Notes accrue no interest and are secured by the underlying common stock. As part of the terms of the Employment Agreements, the Corporation will forgive the notes upon the Employee's one-year anniversary of employment. If an employee leaves the Corporation's employ prior to his/her one-year anniversary, the former Employee has five (5) business days to satisfy the note or the Corporation retains the stock as full payment of the note.


4.       Notes Receivable

                  Notes Receivable consist of $695,100 of notes received from certain employees in conjunction with the issuance of the Corporation's common stock and $291,000 of notes received from certain employees in conjunction with the issuance of INRG's common stock as employment signing bonuses. Such notes accrue no interest and are secured by the underlying stock. As part of the terms of the Employment Agreements, the Corporation will forgive the notes upon the Employee's one-year anniversary of employment. If an employee leaves the Corporation's employ prior to his/her one year anniversary, the former Employee has five (5) business days to satisfy the note or the Corporation retains the stock as full payment of the note.

5.       Fixed Assets

                  Fixed Assets are recorded at cost and consisted of the following at September 30, 1999 and March 31, 1999:

                                              9/30/99           3/31/99
                                              -------           -------
         Computer Equipment                  1,619,385          56,548
         Office Equipment                      133,133          16,065
         Automobiles                            14,500               0
         Leasehold Improvements                 11,869               0
                                             ---------       ---------
                                             1,778,887          72,613
         Less Accumulated Depreciation         111,907           2,114
                                             ---------       ---------
         Net Fixed Assets                    1,666,980          70,499


                  Depreciation expense for the quarters ended September 30, 1999 and March 31, 1999 was $90,371 and $2,114 respectively


6.      Goodwill

                  The Corporation acquired goodwill with INRG's purchase of Cybermusic. Goodwill is being amortized over ten years and consisted of the following at September 30, 1999 and March 31, 1999.

                                      1999         1998
                                      ----         ----
Goodwill                             78,513       78,513
Less: Accumulated Amortization        5,889        1,963
                                     ------       ------
Net Goodwill                         72,624       76,550


                  Amortization expense for the quarters ended September 30, 1999 and March 31, 1999 was $1,963 and $1,963 respectively

7.      Notes Payable

                  Notes Payable consist at September 30, 1999 of a note payable to AICCO, for the payment of insurance premiums, with interest at 8.95% payable in monthly installments of principal and interest $10,976.99 through February 2000 with the remaining balance due at that date.

8.      Minority Interest

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

                    f. The liquidation value of each share of Series A Preferred Stock is $10, increased with interest compounded annually at 7.5% for three years commencing on the issuance date. The Corporation recorded interest expense on the liquidation value in the amount of $7,619 during the quarter ended September 30, 1999. The Series A Preferred Stock liquidation value consisted of the following at September 30, 1999:

                         Liquidation value at issuance               $406,370
                         Accrued interest to date                      27,758
                                                                     --------
                         Total Liquidation Value                     $431,128

               2.   Common Stock of Subsidiary

                    On March 31, 1999, FTM/Redwood acquired 90.85% of the issued and outstanding Common Stock of INRG. The remaining 9.15% of Common Stock represented a minority interest in INRG. The parent corporation and the minority interest share pro rata in the net income or loss of INRG.

                    During March and April, 1999, subsequent to the acquisition, INRG received $3,243,933 from a private placement offering for 1,080,628 common shares. The $3,243,933 of stock purchased is included on the balance sheet under Minority Interest - Common Stock of Subsidiary.

                    During the first two quarters, INRG received Secured Notes in the amount of $291,000 in connection with the issuance of 97,000 shares of the INRG's common stock. These notes carry no interest and are secured by the underlying common stock. With the issuance of these shares the minority interest in INRG increased to 26.87% and will increase further if additional common shares are issued. The $291,000 of stock purchased is included on the balance sheet under Minority Interest - Common Stock of Subsidiary.

9.      Related Party Transactions

               The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to Ingenious Enterprises, Inc. a Nevada corporation in the amount of $120,000 annually commencing October 1, 1998 on behalf of the services provided by Ron Conquest. Conquest, an employee of Ingenious Enterprises, Inc. is the President, Chief Executive Officer and a Director of the Corporation. Consulting fees paid pursuant to this agreement during the six months ended September 30, 1999 and September 30, 1998 were $60,000 and 0 respectively.


               The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to EchoMedia in the amount of $75,000 annually commencing February 1, 1999 on behalf of the services provided by Greg Mastroieni. Mastroieni, the owner of EchoMedia is a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended September 30, 1999 and September 30, 1998 were $37,500 and 0 respectively.


               The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to Four Score Entertainment, Inc.

               in the amount of $75,000 annually commencing February 1, 1999 on behalf of the services provided by Jeffery Pollack. Pollack, an employee of Four Score Entertainment, Inc. is a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended September 30, 1999 and September 30, 1998 were $37,500 and 0 respectively.

               The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to BW Productions in the amount of $120,000 annually commencing February 1, 1999 on behalf of the services provided by Robert Wilson. Wilson, an employee of BW Productions is Vice Chairman and a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended September 30, 1999 and September 30, 1998 were $60,000 and 0 respectively.

               On August 27, 1999, the Corporation purchased from Unicorp, Inc. an automobile for $14,500. Greg Mastroieni, the President of Unicorp, Inc. is a member of the Board of Directors of the Corporation.

10.      Income Taxes

               The Corporation has approximately $3,235,514 of consolidated net operating loss carryforwards for federal tax purposes as of September 30, 1999, which are available to offset future taxable income and expire during the years 2011 through 2020. The corporation has not fully reserved for any future tax benefits from the net operating loss carryforwards since it has not generated any revenues to date.

11.      Year 2000

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


12.      Subsequent Events


               1. At a special meeting of shareholders held on October 15, 1999 the shareholders approved the Corporation's merger into its wholly owned subsidiary FTM Media, Inc. a Delaware Corporation (FTM Delaware), with FTM Delaware to be the surviving Corporation. All shareholders of FTM Media, Inc of Colorado will receive one share of FTM Media, Inc of Delaware in exchange for one share of FTM Media of Colorado common stock.

               2. At the same meeting of shareholders, the Shareholders adopted the FTM Media, Inc. 1999 stock option plan and also approved the INRG stock option plan.

               3. On October 18, 1999 the Corporation filed a form S-4 with the Securities and Exchange Commission so that the Corporation can register approximately 2,000,000 shares of it's common stock. The purpose of this share issuance is so that the Corporation can effectuate the purchase of the minority interest in INRG, by exchanging 1.25 shares of the Corporation's common stock in exchange for each share of INRG commons stock not held by the corporation.

               4. On October 18, 1999 the Corporation filed an application with the NASDAQ so as to have the Corporation's common stock listed for trading on the NASDAQ SmallCap Stock Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Overview

         The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended September 30, 1999 and September 30, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

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

         On December 7, 1998, the Company acquired Cybermusic in the Cybermusic Merger. The business of Cybermusic consisted primarily of developing a network of linked, interactive, multi-media, 2-D/3-D Internet Web Sites to be operated by the Company for participating Radio Stations (the "FTM Internet Network"). The Company's business plan is to develop, operate and maintain the FTM Internet Network, perform related services and provide Internet access to participating Radio Stations in order to produce new sources of revenue for the Radio Stations. It is expected that the Internet Web Site for participating Radio Stations will feature multi-media interactive capability, streaming audio and video, local and national chat, games, P1 targeting and music sampling. The Company also expects to provide market and audience research with daily and weekly analysis, licenses, e-commerce, and technical support/customer service through a Company run operations center available seven days per week.

         The Company will initially seek to build the FTM Internet Network through obtaining the participation of Radio Stations owned by CBS/Infinity Broadcasting. On March 9, 1998 the Company entered into the CBS Agreement pursuant to which Infinity Broadcasting will arrange for the Company to meet with the general managers of Radio Stations owned by CBS/Infinity Broadcasting for the purpose of discussing the participation of such Radio Stations in the FTM Internet Network(s).

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

         The Company's business is still in the very early stages of development. The Company is in discussions with various CBS/Infinity Broadcasting affiliated Radio Stations along with non CBS/Infinity Broadcasting Radio Stations regarding the providing of Internet products and services, but does not yet have binding agreements with any Radio Stations to provide such products and services. In addition, while the Company has developed prototypes of Radio Station Internet Web sites for Los Angeles Radio Station "KROQ" and San Francisco Radio Stations "KITS" and "KCBS", the prototypes developed do not incorporate all of the currently available technical features that the Company expects to include in its fully operational Internet Web site. The Company has yet to generate its first revenues and has no operating history upon which an evaluation of the prospects for the acceptance of its Internet products and services and the related sale of Internet advertising may be based.

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

Liquidity and Capital Resources - September 30, 1999 compared to March 31, 1999

At September 30, 1999, the Company had total assets of $3,456,268 representing an increase in the total assets of $1,105,315 over total assets at March 31, 1999. Total Liabilities increased to $1,481,929 at September 30, 1999 from $272,921 at March 31, 1999. Minority Interest decreased to $3,081,475 at September 30, 1999 from $3,187,150 at March 31, 1999. Total Stockholders Deficit decreased to $1,107,136 at September 30, 1999 from $1,109,118 at March 31, 1999.

Total current assets at September, 1999 were $1,705,002, which consisted of cash and cash equivalents of $397,221, employee note receivables in the amount of $986,100 and prepaid expenses of $321,681. Total current liabilities at September 30, 1999 were $1,481,929 consisting of accounts payable of $1,417,374 and the current portion of a note payable in the amount of $64,555. Working capital at September 30, 1999 was $223,073 compared to $1,778,880 at March 31, 1999. This represented a decrease in the Company's Working Capital position of $1,555,807.

At September 30, 1999 the Company reported total assets of $3,456,268 which consisted of $1,705,002 of current assets described above, $1,666,982 of Net Property and Equipment, $11,660 of Lease Deposits and $72,624 of Net Goodwill.

Total liabilities at September 30, 1999 are comprised entirely of the current liabilities described above.

Minority interest at September, 1999 totaled $3,081,475, which consisted of Preferred Stock of a subsidiary in the amount of $431,128 and Common Stock of a subsidiary in the amount of $2,650,347.

At September 30, 1999, the Company reported a Stockholders Deficit of $1,107,136. This represents a decrease of $1,982 over March 31, 1999 Stockholders Deficit of $1,109,118. This decrease was the result of the sale of 273,504 shares of Series B Convertible Preferred Stock in which the Company received $1,600,000, increased by the payment of $192,000 of dividends to the shareholders of Series B Convertible Preferred Stock, decreased by the issuance of 161,000 shares of Common Stock to employees in which the corporation received notes in the amount of $695,100 and increased by the net loss for the period of $2,101,120.

Results of Operations - Three Months Ended September 30, 1999 compared to the Three Months Ended September 30, 1998

Net Revenues for the three months ended September 30, 1999 were 0, compared to net revenue of 0 for the same period a year ago. This is attributable to the Company continuing to be in its development stage and therefore not yet generating any revenue from operations.

Operating expenses for the three months ended September 30, 1999 were $1,617,718 which consisted of website development costs of $738,408, general and administrative expenses of $786,976 and depreciation and amortization of $92,334. Operating expenses for the three months ended September 30, 1998 were 0.

The Company recorded net interest income (interest income offset by interest expense) of $6,877 for the quarter ended September 30, 1999. The interest income was money earned on the Company's Cash and Cash Equivalents less interest paid or accrued on company liabilities.

As a result of the foregoing the Company posted a net loss of $1,610,841 before minority interest. The minority interest in the Company's net loss was $432,808 resulting in a net loss to the Company of $1,178,033 for the three months ended September 30, 1999 or $(.182) per share compared to a net loss of 0 for the three months ended September 30, 1998

Results of Operations - Six Months Ended September 30, 1999 compared to the Six Months Ended September 30, 1998

Net Revenues for the six months ended September 30, 1999 were 0, compared to net revenue of 0 for the same period a year ago. This is attributable to the Company continuing to be in its development stage and therefore not yet generating any revenue from operations.

Operating expenses for the six months ended September 30, 1999 were $2,890,330 which consisted of website development costs of $1,243,942, general and administrative expenses of $1,532,669 and depreciation and amortization of $113,719. Operating expenses for the six months ended September 30, 1998 were 0.

The Company recorded net interest income (interest income offset by interest expense) of $17,260 for the six months ended September 30, 1999. The interest income was money earned on the Company's Cash and Cash Equivalents less interest paid or accrued on company liabilities.

As a result of the foregoing the Company posted a net loss of $2,873,070 before minority interest. The minority interest in the Company's net loss was $771,950 resulting in a net loss to the Company of $2,101,120 for the six months ended September 30, 1999 or $(.327) per share compared to a net loss of 0 for the six months ended September 30, 1998

                           PART II. OTHER INFORMATION

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

         On October 15, 1999, the Corporation at a Special Meeting of Shareholders approved:

               i) The merger of the Corporation with FTM Media, Inc of Delaware a wholly owned subsidiary of the Corporation, with FTM of Delaware being the surviving entity.

               ii)  The adoption of the FTM Media, Inc. 1999 stock option plan

         No other matters were submitted to a vote of security holders

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibit No.           Exhibit Name

                        27                  Financial Data Schedule

                  (b) The Company filed a form 8-K on July 19,1999 reporting the approval by shareholders at a special meeting of shareholders of an amendment to the Corporation's Articles of Incorporation changing the name of the Corporation to FTM Media, Inc. from Redwood Broadcasting, Inc. and also the changing of the Corporation's ticker symbol to FTMM

                           In accordance with the Exchange Act, this report has
                  been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


     Signature                          Title                        Date


    /s/ Ron Conquest               President and               October 25, 1999
                                   Chief Executive Officer

   /s/ Scott M. Manson             Chief Financial and         October 25, 1999
                                   Accounting Officer

                               INDEX TO EXHIBITS

          Exhibit No.                      Exhibit Name
          -----------                      ------------

              27                           Financial Data Schedule