Form 10QSB
period 1999-12-31
FTM MEDIA INC
filed 2000-02-14
CIK 1004991

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

The number of shares of the registrant's $.004 par value Common Stock outstanding as of December 31, 1999 was 6,514,000

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements
                  Consolidated Balance Sheet as of
                  December 31, 1999 and March 31, 1999............................................   3

                  Consolidated Statements of Operations for the
                  Three months ended December 31, 1999 and December 31, 1998 and
                  nine months ended December 31, 1999 and December 31, 1998.......................   4

                  Consolidated Statements of Cash Flows for the Nine months
                  ended December 31, 1999 and December 31,
                  1998............................................................................   5

                  Notes to Consolidated Financial Statements......................................   6

Item 2.           Management's Discussion and Analysis or
                  Plan of Operations..............................................................  18

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings......................................................  27

         Item 2.           Changes in Securities..................................................  27

         Item 3.           Defaults under Senior Securities.......................................  27

         Item 4.           Submission of Matters to a vote of security holders....................  27

         Item 5.           Other Matters..........................................................  27

         Item 6.           Exhibits and Reports on Form 8-K.......................................  27

                           Signatures.............................................................  28

                         FTM MEDIA, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31, 1999  March 31, 1999
                                                                           (unaudited)       (audited)
                                     ASSETS
Current Assets
  Cash and Cash Equivalents                                                  400,621         2,027,833
  Accounts Receivable                                                         24,208                 0
  Notes Receivable                                                         1,193,700                 0
  Prepaid Expenses                                                           200,228            23,968
                                                                          ----------        ----------
                          Total Current Assets                             1,818,757         2,051,801



Property and Equipment - Net of Accumulated Depreciation                   1,947,170            70,499

Other Assets
  Lease Deposits                                                             102,173            20,535
  Web Site Design In Progress                                                      0           131,568
  Goodwill - Net of Amortization                                              70,661            76,550
                                                                          ----------        ----------
                          Total Assets                                     3,938,761         2,350,953
                                                                          ----------        ----------

                      LIABILITIES AND STOCKHOLDERS DEFICIT

Liabilities
  Accounts Payable                                                         1,166,579           208,101
  Accrued Expenses                                                            41,798            64,820
  Short Term Portion of Notes Payable                                      2,542,636                 0
                                                                          ----------        ----------
                          Total Liabilities                                3,751,013           272,921

Minority Interest
  Preferred Stock of Subsidiary                                              438,747           415,889
  Common Stock of Subsidiary                                               1,997,060         2,771,261
                                                                          ----------        ----------
                          Total Minority Interest                          2,435,807         3,187,150

Stockholders Deficit
  Preferred Stock - $.04 Par, 2,500,000 shares authorized
              273,504 issued and outstanding                                  10,974                 0
  Common Stock - $.004 Par, 12,500,000 shares authorized
              6,514,000 shares issued and outstanding                         26,056            25,278
  Additional Paid In Capital                                               2,502,522                 0
  Deficit accumulated During Development stage                            (4,787,613)       (1,134,396)
                                                                          ----------        ----------
                          Total Stockholders Deficit                      (2,248,059)       (1,109,118)
                                                                          ----------        ----------
                          Total Liabilities and Stockholders Equity        3,938,761         2,350,953
                                                                          ==========        ==========

                            FTM MEDIA, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                            3 months    3 months   9 months      9 months
                                              ended       ended      ended         ended
                                            12/31/99    12/31/98   12/31/99       12/31/98
Revenues

E-Commerce                                     30,828         0      30,828           0
Local Advertising                              14,831         0      14,831           0
Total Revenues                                 45,659         0      45,659           0

Cost of Goods Sold

Website development costs                   1,166,693         0   2,484,530           0
E-Commerce costs                               86,745         0     113,437           0
Total COGS                                  1,253,438         0   2,597,967           0

Net Income                                 (1,207,779)        0  (2,552,308)          0


Capital Formation Expense                      56,650         0     199,438           0
Consulting Fees                               114,686    30,000     341,586      30,000
Contract Labor                                 (9,935)        0      25,673           0
Depreciation and Amortization                 115,024         0     228,743           0
Education & Training                            6,207         0      14,365           0
Employment Fees and Costs                      20,781         0      34,968           0
Insurance                                      35,154         0      91,659           0
Legal and Accounting Fees                      99,969         0     360,619           0
Media & Public Relations                       18,040         0      51,762           0
Office and Computer supplies                   16,762         0      41,548           0
Other                                          78,413         0     136,994           0
Payroll                                       119,413         0     341,122           0
Payroll Taxes and Benefits                     20,673         0      54,864           0
Rent                                           54,318         0     128,708           0
Sales & Marketing                             172,854         0     321,928           0
Telephone                                       7,392         0      38,821           0
Travel and Entertainment                       45,281         0      99,392           0

            Total Expenses                    971,682         0   2,512,188           0

Loss Before other Income                   (2,179,462)  (30,000) (5,064,496)    (30,000)

Other Expenses

Interest Expense net of interest income       (31,218)        0     (13,958)          0

Loss Before Provision of Income Taxes      (2,210,680)  (30,000) (5,078,454)    (30,000)

Provision for Income taxes                          0         0           0           0
                                          ---------------------------------------------
Loss Before minority interest             (2,256,339)  (30,000) (5,078,454)     (30,000)

Minority Interest                            655,289         0   1,425,239            0

Net Loss                                  (1,557,391)  (30,000) (3,653,215)     (30,000)
                                          =============================================
Basic Loss Per common share                   (0.242)   (0.004)     (0.573)      (0.004)

Weighted Average number of common shares    6,439,498 6,319,542   6,379,811   6,319,542

                           FTM MEDIA, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          9 months                     9 months
                                                                            ended                        ended
                                                                      December 31, 1999            December 31, 1998
                                                                          (unaudited)                 (unaudited)
OPERATING ACTIVITIES

Net Income (loss)                                                         (3,653,215)                 (30,000)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation and amortization                                          228,743                        0
      Decrease in Capitalized development costs                              131,568                        0
      Minority Interest                                                   (1,425,239)                       0
      Increase in liquidation value - minority interest                       22,858                        0
      Changes in Operating Assets & Liabilities
       Increase in Accounts Receivable & Unbilled revenue                    (24,208)                       0
       Increase in Prepaid assets                                           (176,260)                       0
       Increase in Notes Receivable                                       (1,193,700)                       0
       Increase in Deposits                                                  (81,638)                       0
       Increase in Accounts Payable                                          958,478                   30,000
       Decrease in Accrued Expenses                                          (23,022)                       0
       Increase in short term notes payable                                   82,636                        0

              Net Cash Flow from Operating Activities                     (5,152,999)                       0

INVESTMENT ACTIVITIES

Acquisition of Fixed Assets                                               (2,099,300)                       0

Financing Activities

  Private Placement - Common Stock of subsidiary                             360,036                        0
  Private Placement - Sale of Preferred Stock                              1,649,998                        0
  Sale of Common Stock                                                     1,353,054                        0
  Payment of Preferred Dividends                                           (198,000)                        0
  Private Placement - Notes                                                2,460,000                        0
                                                                          -----------------------------------
              Net Cash Flow from financing                                 5,625,088                        0
                                                                          -----------------------------------
Net increase in Cash and Cash Equivalents                                 (1,627,212)                       0

Cash and Cash Equivalents beginning of year                                2,027,833                    2,796
Cash and Cash Equivalents 12/31                                              400,621                    2,796

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

2.       Nature of Operations and Summary of Significant Accounting Policies

         FTM Media, Inc.

                  The Corporation was formed in December 1994 pursuant to the laws of the State of Colorado with the name Redwood Broadcasting, Inc. On July 19, 1999 at a special meeting of shareholders, the shareholders approved changing the name of the Corporation to FTM Media, Inc. On December 31, 1998, substantially all of the assets and liabilities of FTM/Redwood were transferred to a wholly owned subsidiary. The common stock of the subsidiary was then to be distributed to the FTM/Redwood shareholders. As a result of this and the reverse acquisition of the Corporation by Interactive Radio Group, Inc. (INRG), the prior operations of FTM/Redwood are not reflected in these financial statements. Accordingly the financial statements reflect the operating activity of FTM/Redwood beginning with the acquisition of the majority interest in INRG. The Corporation is in the development stage as its operations involve the raising of capital, market research and start up production. Because it is in the development stage, the Corporation has had minimal revenue from product sales, which is not regarded as typical for normal operating periods. On January 7, 2000 pursuant to the approval of a majority of shareholders the Corporation consummated its merger into its wholly owned subsidiary FTM Media, Inc. a Delaware Corporation (FTM Delaware), with FTM Delaware to be the surviving Corporation. All shareholders of FTM Media, Inc of Colorado will receive one share of FTM

         Media, Inc of Delaware in exchange for one share of FTM Media of Colorado common stock.

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

         Fixed Assets and Depreciation

                  Fixed Assets are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

                           Computer Equipment and
                           Software                           3-5 years
                           Office Furniture                     5 years
                           Automobiles                          5 years
                           Leasehold Improvements               7-16 months

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

         Income Taxes

                  The Corporation accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the period presented.

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

                  2. As incentives for certain employees to accept employment with the Corporation, the Corporation issued 192,100 shares of the Corporation's

         $.004 par value common stock in exchange for Secured Recourse Notes in the amount of $916,700. These Notes accrue no interest and are secured by the underlying common stock. As part of the terms of the Employment Agreements, the Corporation will forgive the notes upon the Employee's one-year anniversary of employment. If an employee leaves the Corporation's employ prior to his/her one-year anniversary, the former Employee has five (5) business days to satisfy the note or the Corporation transfer the stock to the Corporation as full payment of the note.

4.       Notes Receivable

                  Notes Receivable consist of $902,700 of notes received from certain employees in conjunction with the issuance of the Corporation's common stock and $291,000 of notes received from certain employees in conjunction with the issuance of INRG's common stock as employment signing bonuses. Such notes accrue no interest and are secured by the underlying stock. As part of the terms of the Employment Agreements, the Corporation will forgive the notes upon the Employee's one-year anniversary of employment. If an employee leaves the Corporation's employ prior to his/her one year anniversary, the former Employee has five (5) business days to satisfy the note or the Corporation transfer the stock to the Corporation as full payment of the note.


5.       Fixed Assets

                  Fixed Assets are recorded at cost and consisted of the following at December 31, 1999 and March 31, 1999:

                                                            12/31/99         3/31/99
                                                            --------         -------
Computer Equipment                                         1,858,886          56,548
Office Equipment                                             234,622          16,065
Automobiles                                                   14,500               0
Leasehold Improvements                                        64,131               0
                                                           ---------       ---------
                                                           2,172,139          72,613
Less Accumulated Depreciation                                224,969           2,114
                                                           ---------       ---------
Net Fixed Assets                                           1,947,170          70,499

                  Depreciation expense for the quarters ended December 31, 1999 and March 31, 1999 was $113,061 and 0 and for the nine months ended December 31, 1999 and March 31, 1999 $222,854 and 0 respectively

6.       Goodwill

                  The Corporation acquired goodwill with INRG's purchase of Cybermusic. Goodwill is being amortized over ten years and consisted of the following at December 31, 1999 and March 31, 1999.

                                       1999         1998
                                     ------       ------
Goodwill                             78,513       78,513
Less: Accumulated Amortization        7,852        1,963
                                     ------       ------
Net Goodwill                         70,661       76,550

                  Amortization expense for quarters ended December 31, 1999 and March 31, 1999 was $1,963 and 0 and for the nine months ended December 31, 1999 and March 31, 1999 was $5,869 and 0 respectively

7.       Notes Payable

                  Notes Payable consist at December 31, 1999 of the following:

                  i) a note payable to AICCO, for the payment of insurance premiums, with interest at 8.95% payable in monthly installments of principal and interest $10,976.99 through February 2000 with the remaining balance due at that date. The balance as of December 31, 1999 was $32,636

                  ii) $200,000 Convertible Note payable to a non-related entity, with interest accruing at a rate of 6% per annum, payable when the note is retired. The note is due on March 15, 2000, but the Company has the right to prepay without penalty. Noteholder, may, at his discretion, elect to receive all or any portion of the outstanding principal and accrued interest, in the Company's common stock or other securities, under the same terms and conditions as Company is offering such common stock or securities to other investors. The note is secured by Company equipment in an amount not to exceed $500,000. Along with the Note, Noteholder received 40,000 warrants to purchase the Company's common stock for three years at an exercise price of $8 per share.

                  iii) $1,700,000 of Convertible Notes payable to non-related entities with interest accruing at a rate of 10% per annum which is payable when the note is retired. These notes are due between May 1, 2000 and June 7, 2000, but the Company has the right to prepay the notes without penalty. At Company's option, the due date of the principal amount of this notes and interest can be extended for successive thirty day periods, upon the payment in cash on or prior to such due date an amount equal to 1% of the then outstanding principal amount of the note. Noteholders may elect to receive all or any portion of the outstanding principal and accrued interest, in common stock or our other securities, under the same terms and conditions that Company is offering such common stock or securities to other investors. Along with the Note, Noteholders received 340,000 warrants to purchase the Company's common stock for three years at an exercise price of $8 per share.

                  iv) $550,000 of Convertible Notes payable mostly to non-related entities (See Section 9 "Related Party Transactions") with interest accruing at a rate of 10% per annum which is payable when the notes are retired. The notes are due between December 22, 2000 and December 31, 2000 but Company has the right to prepay without penalty. Note Holders may demand repayment of all or any unpaid portion of the Note on March 1, 2000, or from time to time convert in whole or in part any unpaid portion of the principal amount of the Note, including any accrued interest thereon (Conversion Amount), into a number of fully paid and nonassessable Shares of the Company's common stock equal to the number determined by dividing (A) Conversion Amount by (B) $7.50. In the event that this formula results in a fractional share, the resulting number of shares will be rounded down to the nearest whole share. Along with the Note, Noteholders received 110,000 warrants to purchase the Company's common stock for three years at an exercise price of $8 per share.

                  v) $60,000 of Notes, without interest, payable to Ron Conquest, the Company's Chief Executive Officer and Greg Mastroieni a Director and Consultant to the Company.


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

                     f. The liquidation value of each share of Series A Preferred Stock is $10, increased with interest compounded annually at 7.5% for three years commencing on the issuance date. The Corporation recorded interest expense on the liquidation value in the amount of $22,857 during the nine months ended December 31, 1999. The Series A Preferred Stock liquidation value consisted of the following at December 31, 1999:

                                    Liquidation value at issuance               $406,370
                                    Accrued interest to date                      32,377
                                                                                --------
                                    Total Liquidation Value                     $438,747

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


9.       Related Party Transactions

                  The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to Ingenious Enterprises, Inc. a Nevada corporation in the amount of $120,000 annually commencing October 1, 1998 on behalf of the services provided by Ron Conquest. Conquest, an employee of Ingenious Enterprises, Inc. is the President, Chief Executive Officer and a Director of the Corporation. Effective January 1, 2000, the consulting fees were increased to $180,000 annually. Consulting fees paid pursuant to this agreement during the nine months ended December 31, 1999 and December 31, 1998 were $90,000 and $30,000 respectively.

                  The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to EchoMedia in the amount of $75,000 annually commencing February 1, 1999 on behalf of the services provided by Greg Mastroieni. Mastroieni, the owner of EchoMedia is a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the nine months ended December 31, 1999 and December 31, 1998 were $56,250 and 0 respectively.

                  The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to Four Score Entertainment, Inc. in the amount of $75,000 annually commencing February 1, 1999 on behalf of the services provided by Jeffrey Pollack. Pollack, an employee of Four Score Entertainment, Inc. was, until January 12, 2000 a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended December 31, 1999 and December 31, 1998 were $56,250 and 0 respectively.

                  The Corporation has entered into a management agreement to pay consulting fees on a monthly basis to BW Productions in the amount of $120,000 annually commencing February 1, 1999 on behalf of the services provided by Robert Wilson. Wilson, an employee of BW Productions is Vice Chairman and a member of the Board of Directors of the Corporation. Consulting fees paid pursuant to this agreement during the quarters ended December 31, 1999 and December 31, 1998 were $90,000 and 0 respectively.

                  On August 27, 1999, the Corporation purchased from Unicorp, Inc. an automobile for $14,500. Greg Mastroieni, the President of Unicorp, Inc. is a member of the Board of Directors of the Corporation.

                  On December 22, 1999, Robert Buziak, who was elected to the Board of Directors of the Company on January 12, 2000 purchased from the Company for $98,000, a $100,000 Note with interest accruing at a rate of 10% per annum which is payable when the note is retired. The note is due December 22, 2000 but Company has the right to prepay without penalty. Mr. Buziak may demand repayment of all or any unpaid portion of the Note on March 1, 2000, or from time to time convert in whole or in part any unpaid portion of the principal amount of the Note, including any accrued interest thereon (Conversion Amount), into a number of fully paid and nonassessable Shares of the Company's common stock equal to the number determined by dividing (A) Conversion Amount by (B) $7.50. In the event that this formula results in a fractional share, the resulting number of shares will be rounded down to the nearest whole share. Along with the Note, Mr. Buziak received 20,000 warrants to purchase the Company's Common stock at an exercise price of $8 per share for three years.

                  On October 29, 1999 Ron Conquest, the Company's Chief Executive Officer and Greg Mastroieni a Director and Consultant to the Company lent to the Company $200,000 without interest. As of December 31,

                  1999 the Company owed $60,000 to Messrs. Conquest and Mastroieni. The Company subsequent to December 31, 1999 repaid Mr. Conquest a further $30,000.

10.      Income Taxes

                  The Corporation has approximately $4,787,613 of consolidated net operating loss carryforwards for federal tax purposes as of December 31, 1999, which are available to offset future taxable income and expire during the years 2011 through 2020. The corporation has not fully reserved for any future tax benefits from the net operating loss carryforwards since it has not generated any revenues to date.

11.      Year 2000

                  The Corporation's computer systems are currently year 2000 complaint. The Corporation is not aware of any material risks associated with its vendors regarding year 2000 compliance, however there is no guarantee that such risks do not exist and will not have an adverse effect on operations. It is not anticipated that any impact would be material, however the cost of a potential impact is not determinable. The Company is unaware of any adverse effect as a result of Year 2000.

12.      Subsequent Events

                  1. On January 7, 2000 pursuant to the approval of a majority of shareholders the Corporation's consummated its merger into its wholly owned subsidiary FTM Media, Inc. a Delaware Corporation (FTM Delaware), with FTM Delaware to be the surviving Corporation. All shareholders of FTM Media, Inc of Colorado will receive one share of FTM Media, Inc of Delaware in exchange for one share of FTM Media of Colorado common stock.

                  2. On October 18, 1999 the Corporation filed a form S-4 with the Securities and Exchange Commission so that the Corporation can register approximately 2,153,000 shares of it's common stock. The purpose of this share issuance is so that the Corporation can effectuate the purchase of the minority interest in INRG, by exchanging 1.25 shares of the Corporation's common stock in exchange for each share of INRG commons stock not held by the corporation. On December 30,1999 and January 4, 2000, the Company filed Amendments to the aforementioned S-4. On January 7, 2000, SEC declared such S-4 effective.

                  3. On October 18, 1999 the Corporation filed an application with the National Association of Securities Dealers (NASD) so as to have the Corporation's common stock listed for trading on the NASDAQ SmallCap Stock Market. On December 2, 1999 NASD replied to the Company's application requesting additional information. On February 9, 2000, the Company responded to NASD's request.

                  4. On January 12, 2000 the Board of Directors of the Company accepted the resignations of Jeffrey Pollack and Vickie Collier from the Board of Directors and also Ms. Collier's resignation as Company's General Manager. At the same Board meeting the Corporation elected Robert Buziak to the Company's Board of Directors and promoted David Kendrick to President and Chief Operating Officer. Mr. Kendrick previously was the Company's Vice President of Sales and Marketing.

                  5. Subsequent to December 31, 1999, the Company issued $200,000 of Convertible Notes payable to non-related entities with interest accruing at a rate of 10% per annum which is payable when the notes are retired. The notes are due between January 6, 2000 and January 10, 2001 but Company has the right to prepay without penalty. Note Holders may demand repayment of all or any unpaid portion of the Note on March 1, 2000, or from time to time convert in whole or in part any unpaid portion of the principal amount of the Note, including any accrued interest thereon (Conversion Amount), into a number of fully paid and nonassessable Shares of the Company's common stock equal to the number determined by dividing (A) Conversion Amount by (B) $7.50. In the event that this formula results in a fractional share, the resulting number of shares will be rounded down to the nearest whole share. Along with the Notes, Noteholders received 40,000 warrants to purchase the Company's common stock for three years at an exercise price of $8 per share.

                  6. On January 27,2000, Frank Wood, The Company's Chairman purchased from the Company for $98,000, a $100,000 Note with interest accruing at a rate of 10% per annum which is payable when the note is retired. The note is due January 27, 2001 but Company has the right to prepay without penalty. Mr. Wood may demand repayment of all or any unpaid portion of the Note on March 1, 2000, or from time to time convert in whole or in part any unpaid portion of the principal amount of the Note, including any accrued interest thereon (Conversion Amount), into a number of fully paid and nonassessable Shares of the Company's common stock equal to the number determined by dividing (A) Conversion Amount by (B) $7.50. In the event that this formula results in a fractional share, the resulting number of shares will be rounded down to the nearest whole share. Along with the Note, Mr. Wood received 20,000 warrants to purchase the Company's Common stock for three years at an exercise price of $8 per share.

                  7. On February 1 and 2, 2000 the Company issued $350,000 of Convertible Notes payable to certain employees and their family of Spencer Trask Securities, Inc., with interest accruing at a rate of 10% per annum which is payable when the note is retired. The notes are due on the earlier of February 1, 2001 or completion of a financing in an amount of $3,000,000 or more but company has right to prepay without penalty. Holders may from time to time convert in whole or in part any unpaid portion of the principal amount of the Note, including any accrued interest thereon (Conversion Amount), into a number of fully paid and nonassessable Units of the Company's common stock equal to the number determined by dividing (A) Conversion Amount by (B) $7.50. In the event that this formula results in a fractional share, the resulting number of shares will be rounded down to the nearest whole share. Units consist of one share of Company Common Stock along with one Class A warrant and one Class B warrant.

                  8. During January, 2000 the Company signed an agreement with Spencer Trask Securities, Inc. regarding a proposed private placement of the Company's securities. The Company proposes to sell between 800,00 and 1,600,000, consisting of one share of Company Common stock and one Class A warrant and one Class B warrant for a unit price of $7.50. As of this date the Company had not commenced the selling of the proposed securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Overview

         The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the two fiscal periods ended December 31, 1999 and December 31, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes related thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

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

         The Company's business is still in the very early stages of development. The Company is in discussions with various CBS/Infinity Broadcasting affiliated Radio Stations along with non CBS/Infinity Broadcasting Radio Stations regarding the providing of Internet products and services, but does not yet have binding agreements with any Radio Stations to provide such products and services. In addition, while the Company has developed prototypes of Radio Station Internet Web sites for Los Angeles Radio Station "KROQ", San Francisco Radio Stations "KITS" and "KCBS" Chicago Radio Station "B96" and Boston Radio Station "WBCN", the prototypes developed do not incorporate all of the currently available technical features that the Company expects to include in its fully operational Internet Web site. The Company has generated minimal revenues and has limited operating history upon which an evaluation of the prospects for the acceptance of its Internet products and services and the related sale of Internet advertising may be based.

THE MARKET

         Consumer household usage of the Internet is growing exponentially. The market for interactive multimedia Web sites, promotions, games, information, and online commerce is a rapidly growing segment of the United States economy. An estimate of 1999 Web use by Nielsen Media Research current Web users at 92 million persons, up from 70 million in 1998. A January 1999 Arbitron/Edison Media Research survey of Arbitron's Fall '98 diarykeepers found that 57% of United States households have a computer, and more than half of all Americans are currently online (at home, work, school, or other locations).

         As the Internet becomes more accessible, functional, and widely used by consumers and businesses, its commercial potential continues to grow dramatically in terms of both e-commerce and ad spending. The number of people making purchases online has jumped 40% in the last nine months, up to 28 million people, according to a recent Nielsen/ CommerceNet study.

         The overlap between potential Web users and radio listeners is significant, according to the recent Arbitron/Edison study. Fully 82% of partisan

         Alternative Rock listeners have computers at home, compared to the 57% of total homes. Of those PC-owning Alternative Rock listeners, 91% already have Internet access. In fact, most young people - the most active radio listeners -- are online. Fully 81% of those 12-17 and 71% of those 18-24 are online. Penetration is high among older listeners also, as well over half of those 25-54 are online.

         Broadcast advertising is one of the most powerful drivers of Web traffic. Radio is well positioned to capitalize on this, because of its convenience, reach, and devoted audience. According to Arbitron/Edison, two-thirds of those surveyed had heard a station promote its Web site on-air, and a third had actually visited a station Web site (rising to 44% among Modern Rock listeners).

         Consumer-focused Internet companies (such as AOL, eBay, Amazon, and Priceline.com) clearly believe that radio listeners can drive listeners to their sites. Online companies spent more than $37 million on traditional radio advertising during the first quarter of 1999, up from just $6 million in the same period a year ago, according to a recent Competitive Media/Industry Standard report. PaineWebber recently upgraded its estimate of total 1999 online companies' advertising spending to $800 million. PaineWebber expects 40% of the increase to go to radio, for a total of $320 million in 1999 radio ad revenues. PaineWebber estimates the dot-coms' 1999 offline advertising breakdown will be 40% radio, 40% TV, and 20% other media.


         SALES AND MARKETING

         Our sales and marketing activities are directed toward two principal groups, major market radio stations and national advertisers. Our affiliate stations are largely responsible for generating local ad sales and driving listeners to their web sites.

         RADIO STATIONS

         We will present our Web site services to the managers of targeted Top 25 market radio stations, through our team of Radio and Internet experts. We will emphasize the following features and benefits:

         - Two-thirds of the advertising space on each radio station Web site will be dedicated to "local" advertising. Because we share in this revenue, we will take an active role in training and supporting local station sales personnel;

         - As we build station Web sites in the Top 25 markets, we aim to become a lifestyle demographic "vertical portal." While emphasis will always remain focused on the individual radio station Web sites, each "vertical portal" with local entry points which will become an advertising and marketing vehicle for national advertisers. Participation in a "national portal" creates significant new revenue sources for each radio station.

         - Our Web site services are "turn-key" and include all Web site development, ongoing maintenance, content refreshing, and technology upgrades. Through our "turn-key" Web sites, individual radio stations will be able to offer Web site services far superior than they could afford to do individually;

         - Each Web site we create and manage will be customized for each participating radio station;

         - Our radio station Web sites will be equipped with a sophisticated tracking and reporting system that will provide each station with timely and accurate loyal listener data and demographics.

         Our key marketing executives have already begun to make in-person presentations to the general managers and program directors of the top 25 market radio stations that fit our affiliate profile.

         NATIONAL ADVERTISERS

         Our marketing efforts to national advertisers will be through advertising agencies and, to a lesser extent, direct sales. We will focus on communicating to advertisers the benefits of individually targeted, interactive ad on our network of Web sites. These advertisements can be closely matched to a consumer's lifestyle and demographics and allow consumer interaction, and are believed to be more effective at building brand equity and generating sales and revenue than traditional banner ads.

         RADIO STATION LISTENERS/WEB TRAFFIC

         Radio station listeners will be directed to the radio station's Web site through on-air mentions, radio station off-air events such as concerts and remote broadcasts, radio station related print media and promotional materials, and other radio station advertising media such as billboards.

         Additionally, we have marketing, promotional and database specialists within the Company who will work closely with each radio station to maximize the effectiveness of each of the above-referenced outreach programs.


         COMPETITION

         FTM's direct competitors include:

- OnRadio - OnRadio supplies basic, template-based Web sites to radio stations in exchange for the radio station providing a "link" to OnRadio national content. There is also a banner ad revenue split, and the participating radio stations barter some advertising time to OnRadio in exchange for its services. OnRadio has been in operation for more than three years and operates over 600 radio station web sites, mostly in small and medium-sized markets.

- AMFMi - AMFMi is the in house web development group for AMFM inc. As such, AMFMi assists AMFM affiliates in establishing web sites. AMFMi was formed as an in-house Web development group with goals very similar to FTM's. AMFM is currently being acquired by Clear Channel Communications Inc.

- FIMC/RadCity - First Internet Media Corporation offers stations a market-exclusive licensing arrangement for each "RadCity," a local web portal comprised of third-party information providers. The strategy is currently being tested in six small markets and one major city (San Francisco).

- Magnitude Network - Owned by Web investment firm CMGI, Magnitude has about 200 radio station web sites, primarily in small to medium markets. Services include traffic data tracking, Web hosting, update tools, station-branded listener e-mail, streaming audio, and content drawn from third-party suppliers such as Rolling Stone/Jam TV.

- Radio Data Group, Inc. - RDG is owned by CBS, Clear Channel, and Colfax Communications. RDG helps radio stations set up Web sites and markets radio-oriented Web site software to them. Its software package includes ad tracking, invoicing, ad placements, and Web site administration, among other programs. RDG claims to have created "over 250" Web sites.

- MP3Radio.com - Cox Enterprises and MP3 have recently created this joint venture company that builds radio station sites using templates The content of each site, currently 20 in number, is identical and MP3 driven.

         We anticipate that the number of direct and indirect competitors will increase significantly in the future. The market for Internet products and services is growing exponentially and there are relatively few barriers to entry into the marketplace. There can be no assurance that our current or potential competitors will not develop Internet products and services comparable or superior to those to be developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share. In addition, if we expand internationally, we may face new competition in these marketplaces.

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

Liquidity and Capital Resources - December 31, 1999 compared to March 31, 1999

At December 31, 1999, the Company had total assets of $3,938,761 representing an increase in the total assets of $1,587,808 over total assets at March 31, 1999. Total Liabilities increased to $3,751,013 at December 31, 1999 from $272,921 at March 31, 1999. Minority Interest decreased to $2,435,807 at December 31, 1999 from

$3,187,150 at March 31, 1999. Total Stockholders Deficit increased to $2,248,059 at December 31, 1999 from $1,109,118 at March 31, 1999.

Total current assets at December 31, 1999 were $1,818,757, which consisted of cash and cash equivalents of $400,621, employee note receivables in the amount of $1,193,700, Accounts Receivable of $24,208 and prepaid expenses of $200,228. Total current liabilities at December 31, 1999 were $3,751,013 consisting of accounts payable of $1,161,579 and the current portion of note payables in the amount of $2,542,636. Working capital at December 31, 1999 was $(1,932,256) compared to $1,778,880 at March 31, 1999. This represented a decrease in the Company's Working Capital position of $3,711,136.

At December 31, 1999 the Company reported total assets of $3,938,761 which consisted of $1,818,757 of current assets described above, $1,947,170 of Net Property and Equipment, $102,173 of Lease Deposits and $70,661 of Net Goodwill.

Total liabilities at December 31, 1999 are comprised entirely of the current liabilities described above.

Minority interest at December 31, 1999 totaled $2,435,807, which consisted of Preferred Stock of a subsidiary in the amount of $438,747 and Common Stock of a subsidiary in the amount of $1,997,060.

At December 31, 1999, the Company reported a Stockholders Deficit of $2,248,059. This represents an increase of $1,131,941 over March 31, 1999 Stockholders Deficit of $1,109,118. This decrease was the result of the sale of 273,504 shares of Series B Convertible Preferred Stock in which the Company received $1,600,000, increased by the payment of $192,000 of dividends to the shareholders of Series B Convertible Preferred Stock, decreased by the issuance of 192,100 shares of Common Stock to employees in which the corporation received notes in the amount of $916,700 and increased by the net loss for the nine months of $3,653,215.

Results of Operations - Three Months Ended December 31, 1999 compared to the Three Months Ended December 31, 1998

Net Revenues for the three months ended December 31, 1999 were $45,659 compared to net revenue of 0 for the same period a year ago. This is attributable to the Company continuing to be in its development stage and therefore not yet generating any significant revenue from operations.

Cost of goods Sold for the three months ended December 31, 1999 were $1,253,438 compared to Cost of Goods Sold of 0 for the same period a year ago.

Operating expenses for the three months ended December 31, 1999 were $971,682, which consisted of general and administrative expenses of $683,804, sales and marketing expenses of $172,854 and depreciation and amortization of $115,024. Operating expenses for the three months ended December 31, 1998 were 30,000.

The Company recorded net interest expense (interest expense offset by interest income) of $31,218 for the quarter ended December 31, 1999. The interest expense was money interest paid or accrued on company liabilities less interest earned on the Company's Cash and Cash Equivalents.

As a result of the foregoing the Company posted a net loss of $2,210,680 before minority interest. The minority interest in the Company's net loss was $652,289 resulting in a net loss to the Company of $1,557,391 for the three months ended December 31, 1999 or $(.242) per share compared to a net loss of 30,000 for the three months ended December 31, 1998 or $(.004) per share.

Results of Operations - Nine Months Ended December 31, 1999 compared to the Nine Months Ended December 31, 1998

Net Revenues for the nine months ended December 31, 1999 were $45,659 compared to net revenue of 0 for the same period a year ago. This is attributable to the Company continuing to be in its development stage and therefore not yet generating any significant revenue from operations.

Cost of goods Sold for the nine months ended December 31, 1999 were $2,597,967 compared to Cost of Goods Sold of 0 for the same period a year ago.

Operating expenses for the nine months ended December 31, 1999 were $2,890,330 which consisted of general and administrative expenses of $1,961,517, sales and marketing expense of 321,928 and depreciation and amortization of $228,743. Operating expenses for the nine months ended December 31, 1998 consisted of general and administrative expense of $30,000.

The Company recorded net interest expense (interest expense offset by interest income) of $13,958 for the nine months ended December 31, 1999. The interest expense was money interest paid or accrued on company liabilities less interest earned on the Company's Cash and Cash Equivalents.

As a result of the foregoing the Company posted a net loss of $5,078,454 before minority interest. The minority interest in the Company's net loss was $1,425,439 resulting in a net loss to the Company of $3,653,215 for the nine months ended December 31, 1999 or $(.573) per share compared to a net loss of 30,0000 for the nine months ended December 31, 1998 or $(.004) per share.

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

         No other matters were submitted to a vote of security holders

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibit No.           Exhibit Name

                           27                    Financial Data Schedule

                  (b) The Company filed a form 8-K on November 5,1999 reporting that at an October 15, 1999 Special Meeting of Stockholders of FTM Media, Inc., a Colorado corporation (the "Company"), the Company's stockholders voted to approve the reincorporation of the Company from Colorado to Delaware by the adoption of a Plan and Agreement of Merger pursuant to which the Company will be merged with and into FTM Media, Inc., a Delaware corporation ("FTM Delaware")(the "Reincorporation Merger"). In addition to the Reincorporation Merger discussed above, the Board of Directors of the Company, as the majority shareholder of Interactive Radio Group, Inc., a Delaware corporation ("INRG"), authorized its approval of the merger of

                           INRG with and into FTM Delaware (the "INRG Merger"). In this INRG Merger, (i) each holder of INRG common stock will receive 1.25 shares of FTM Delaware common stock for each share of INRG common stock that they own, and (ii) each holder of INRG Series A Preferred Stock will be converted into the Series A preferred stock of FTM Delaware that they own, with substantially similar terms. The INRG Merger will result in the elimination of the minority interest in INRG

                  (c) The Company filed a form 8-K on January 25, 2000 reporting that at an October 15, 1999 Special Meeting of Stockholders of FTM Media, Inc., a Colorado corporation ("FTM Colorado"), FTM Colorado's stockholders voted to approve the reincorporation of FTM Colorado from Colorado to Delaware by the adoption of a Plan and Agreement of Merger pursuant to which FTM Colorado was to be merged with and into FTM Media, Inc., a Delaware corporation ("FTM Delaware") (the "Reincorporation Merger"). The Reincorporation Merger was closed on January 7, 2000. In addition to the Reincorporation Merger discussed above, FTM Colorado, as the majority shareholder of Interactive Radio Group, Inc., a Delaware corporation ("INRG"), authorized its approval of the merger of INRG with and into FTM Delaware (the "INRG Merger"). In this INRG Merger, (i) each holder of INRG common stock received 1.25 shares of FTM Delaware common stock for each share of INRG common stock that they owned, and (ii) each holder of INRG Series A Preferred Stock was converted into Series A preferred stock of FTM Delaware with substantially similar terms. FTM Colorado owned approximately 72% of the outstanding shares of INRG's common stock before the INRG Merger. The INRG Merger resulted in the elimination of the minority interest in INRG. The INRG Merger was consummated on January 7, 2000, after the consummation of the Reincorporation Merger.


                           In accordance with the Exchange Act, this report has
                  been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature                 Title                               Date

/s/ Ron Conquest          Chief Executive Officer        February 10,2000


/s/ Scott M. Manson       Chief Financial and            February 10, 2000
                          Accounting Officer

                                EXHIBIT INDEX

                       27      Financial Data Schedule