Form 10KSB
period 2000-03-31
FTM MEDIA INC
filed 2000-06-29
CIK 1004991

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                       COMMISSION FILE NO. 33-80321

FTM Media, Inc.
(Name of Small Business Issuer as specified in its charter)

Delaware                                       84-1295720
(State of Incorporation)                       (IRS Employer Identification No.)
6991 E. Camelback Road
Suite D103
Scottsdale, Arizona 85251
(Address of principal executive offices)                              (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (480) 425-0099

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: Common Stock, Par Value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [ ]

Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]


Issuer's revenues from continuing operations for its most recent fiscal year were $108,911.

As of June 27, 2000, the number of shares of Common Stock outstanding was 9,618,156 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Issuer was approximately $17,371,236.

Transitional Small Business Disclosure Format:

YES [ ]     NO [X]

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
ITEM 1.  DESCRIPTION OF BUSINESS.................................................................1

ITEM 2.  DESCRIPTION OF PROPERTY................................................................14

ITEM 3.  LEGAL PROCEEDINGS......................................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................14

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................15

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.............................................................................17

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.............................................................................20

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT......................................................20

ITEM 10. EXECUTIVE COMPENSATION.................................................................23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................30

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.......................................................31

         FINANCIAL STATEMENTS..................................................................F-1

        This Annual Report on Form 10-KSB, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the section titled "Risk Factors" below, and all forward-looking statements are expressly qualified in their entirety by such factors. We do not undertake any obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

        FTM Media, Inc.'s (the "Company" or "FTM" or "Us" or "Our" or "We") principal business is providing Web sites to radio stations in the 25 largest U.S. markets, so that those radio stations can extend their brands and generate additional revenues. Our services include Web site design, development, implementation, hosting and management (our "Web site services"). We currently have seven Web sites operating, including Web sites for alternative rock stations KROQ.com in Los Angeles, LIVE105.com in San Francisco, WHFS.com in Washington D.C. and WBCN.com in Boston, a contemporary hit station in Chicago, B96.com, and news/talk stations KCBS.com in San Francisco and FMTALKi.com in Los Angeles. We have additional Web sites under development.

THE CBS AGREEMENT

        Pursuant to an agreement with Infinity Broadcasting Corporation, a subsidiary of CBS Corporation ("CBS Radio"), CBS Radio has agreed to provide us, until March 2003, access to contact radio stations owned and/or operated by CBS Radio for the purposes of our soliciting such Stations to (1) participate in the FTM Internet Network, (2) engage us to develop, operate and maintain Web sites for CBS Radio affiliated radio stations and (3) engage us to function as an Internet access provider. Partially in consideration for such access rights, we have agreed to (i) use commercially reasonable efforts to provide unimpeded and uninterrupted access and operability of Web sites to the CBS Radio affiliated stations for which we provide services, and (ii) propose to our shareholders that, for so long as CBS Radio continues to own at least ten percent (10%) of the issued and outstanding shares of our Common Stock (on a fully diluted basis), a representative designated by CBS Radio will be elected to our board of directors.

STRATEGY

        We have identified approximately 200 targeted radio stations which we have organized into eight potential Internet networks, with each potential network consisting of approximately 25 radio stations, one in each of the 25 largest U.S. cities. The 25 radio stations in each potential network would have the same programming format. The eight programming formats the Company is pursuing are:
Alternative/Modern Rock, Classic Rock, News/Talk/FM Talk, Contemporary Hit Radio, Adult Contemporary Radio, Oldies, Jazz/Smooth Jazz/Classical and Country. We believe that a significant number of listeners in these formats own computers and use the Internet.

        BY CREATING OUR RELATED INTERNET NETWORKS WE PLAN TO BE ABLE TO OFFER OUR AFFILIATED RADIO STATIONS THE FOLLOWING BENEFITS:

- An enhanced opportunity to generate revenue from national advertising and sponsorships as an FTM Internet network affiliate that might not be available if a radio station had a stand alone Web site;

- New revenue from existing and new local advertisers wanting advertising on the station's Web site;

- New revenue from existing and new local advertisers wanting to advertise as part of streaming the station's terrestrial broadcast signal through the Web site;

- In-depth information and market research about listeners who visit the Web site;

- An advanced, content-rich Web site that would probably be too expensive and time consuming for most radio stations to develop and maintain on their own; and

- Potential income from e-commerce from the sale and distribution of various goods, services and information.

        Our radio station Web sites are made up of both local and national content. The local content includes pages and features that are specifically designed for local radio stations' audiences. The national content contains pages and features that can be wide-ranging for use across all formats or specifically designed to be shared by stations with similar programming formats. The national content is integrated into the look and feel of each individual station's Web site so that end-users will not realize that part of their local radio station Web site contains our national content. We believe that by producing national content that is shared among radio stations, we will be able to provide our Web site services at a lower cost than individual stations could achieve on their own. Through this strategy, we believe that radio stations which engage us will benefit by having content-rich Web sites that enhance each individual station's brand identity.

        WE BELIEVE THAT OUR OPERATING MODEL HAS SEVERAL IMPORTANT COMPONENTS:

- WE SHOULD NOT INCUR THE COST OF DEVELOPING AND ESTABLISHING A BRAND. Our brand is transparent and the radio station brand associated with each one of our Web sites is already well established in each individual market place;

- WE SHOULD NOT INCUR THE COST OF ATTRACTING CONSUMERS TO EACH RADIO STATION WEB SITE. The 200 targeted radio stations for which we are seeking to provide our Web site services enjoy a weekly cumulative listening audience of approximately eighty

        (80) million people. We plan to access these customers through the Web sites we develop for affiliated radio stations and will make it our mission to provide each radio station's listening audience with a positive Web site experience. We plan to attract these end-users by each individual radio station promoting its Web site throughout its broadcast day;

- WE WILL NOT INCUR THE COST OF A LARGE SALES AND MARKETING STAFF. Our affiliate stations' individual sales staffs are expected to sell the majority of Web site advertising; we expect our monthly ad-unit inventory to be sold by Interep, Inc., a national sales organization already selling ad units for affiliated radio stations; and

- THE COST OF CONTENT DEVELOPMENT SHOULD BE DISTRIBUTED OVER MULTIPLE WEB SITES AS A RESULT OF THE COMPANY'S DEVELOPMENT OF RELATED INTERNET NETWORKS.

        WE PLAN TO DERIVE REVENUES FROM THE FOLLOWING PRINCIPAL SOURCES:

- The sale of broadcast radio advertising units received on a weekly basis from radio stations in exchange for our Web site services. These units are expected to be generally within the 6 a.m. to 10 p.m. timeframe and are considered readily saleable. We recently began receiving these ad units from our existing Web sites;

- Local and national advertising and sponsorships on our radio station Web sites; and

- The sale of e-commerce products, services and information over our radio station Web sites.

        We anticipate that the revenue sources listed above will represent the majority of our operating revenues. However, we plan to generate additional revenues from other sources, including the sale of music compilations, station-branded Internet services, classified advertising, personals, tickets, auctions, specialty Web-based-only entertainment events, emerging artist management, and market specific consumer data.

        We plan to utilize advanced profiling technology. This technology is expected to allow us to profile individual visitors and anonymously track their activity, which in turn should allow advertisers to target their advertising to specific demographic groups. The technology should also provide real-time feedback through online reports on the performance of each ad. The net effect is expected to give us the ability to offer precision-targeted advertising. As a Web site visitor returns to any of our Web sites, generalized demographic information will be supplemented by information about that user's particular preferences. National advertisers are expected thereby to have a way to gain effective access to our radio stations' listeners, and conduct meaningful real-time advanced research on consumer preferences.

        OUR STRATEGIES CAN BE SUMMARIZED AS FOLLOWS:

- Aggregate millions of targeted consumers to deliver to advertisers through state of the art customer profiling technologies;

- Keep loyal radio station listeners within the confines of those local radio station Web sites;

- Employ economies of scale to develop unique, full-featured Web sites that individual radio stations could not afford to duplicate and manage; and

- Deliver a personalized, compelling Web experience to each visitor that entices that visitor to remain on the Web site for a lengthy period and return frequently.

EACH WEB SITE'S DESIGN IS EXPECTED TO BE DICTATED BY FOUR KEY ELEMENTS:

- The theme, reflecting each individual radio station's look, feel, personality, and programming format;

- Original content/features reflecting the station's local demographic scene;

-       Original features reflecting our format-specific network of content; and

- A non-intrusive Web site architecture which allows maximum commercialization.

        Although each radio station Web site is expected to be built utilizing the same platform and architecture, no two radio station Web sites within the same programming format will look exactly the same. Our focus is on delivering unique Web site communities to each of our radio station affiliates. Critical to our strategy is our aim to ensure that a local radio station Web site visitor will never get the sense that he or she has left the station's Web site, even while that visitor is enjoying national content and other syndicated programming features.

THE MARKET

        The market for interactive multimedia Web sites, promotions, games, information, and online commerce is a growing segment of the United States economy. An estimate of 1999 Web use by Nielsen Media Research placed Web users at 92 million persons, up from 70 million in 1998. A January 1999 Arbitron/Edison Media Research survey of Arbitron's Fall `98 diarykeepers found that 57% of United States households have a computer, and more than half of all Americans have online access (at home, work, school, or other locations).

        As the Internet becomes more accessible, functional, and widely used by consumers and businesses, its commercial potential is expected to grow in terms of both e-commerce and ad spending.

        There is a potential for overlap between Web users and radio listeners, according to an Arbitron/Edison study. It is estimated that 82% of partisan Alternative Rock listeners have computers at home, compared to the estimated 57% of total homes. Of those PC-owning Alternative Rock listeners, it is estimated that 91% already have Internet access. In fact, most young people - the most active radio listeners - are online. Moreover, 81% of those ages 12-17 and 71% of those ages 18-24 are online. Penetration is high among older listeners as well, including those ages 25-54, where over half are online.

        We believe broadcast advertising is a powerful driver of Web traffic. We further believe that radio is well positioned to capitalize on this because of its convenience, reach, and devoted audience. According to the Arbitron/Edison study mentioned above, two-thirds of those surveyed had heard a station promote its Web site on-air, and a third had actually visited a station Web site (rising to 44% among Modern Rock listeners).

SALES AND MARKETING

        Our sales and marketing activities are directed toward two principal groups, major market radio stations and national advertisers. Our affiliate radio stations are largely responsible for generating local ad sales and driving listeners to their Web sites.

RADIO STATIONS

        We will continue to present our Web site services to the managers of targeted top 25 market radio stations through our team of radio and Internet experts. We will emphasize the following features and benefits:

        - Two-thirds of the advertising space on each radio station Web site are expected to be dedicated to "local" advertising. Because we expect to share in this revenue, we take an active role in training and supporting local station sales personnel;

        - As we build radio station Web sites in the top 25 markets, we aim to become a lifestyle demographic "vertical portal." While emphasis will always remain focused on the individual radio station Web sites, our "vertical portal" with local entry points is expected to become an advertising and marketing vehicle for national advertisers. We hope that participation in our "vertical portal" will create significant new revenue sources for each of our affiliated radio stations;

        - Our Web site services are "turn-key" and include all Web site development, ongoing maintenance, content refreshing, and technology upgrades. Through our "turn-key" Web sites, individual radio stations should be able to offer Web site services far superior than what they could afford to do individually;

        - Each Web site we create and manage will be customized for each participating radio station; and

        - Our radio station Web sites are expected to be equipped with sophisticated tracking and reporting systems following the activity of each Web site visitor that should, in turn, provide each station with timely and accurate loyal listener data and demographics.

        Our key marketing executives are in the process of making in-person presentations to the general managers and program directors of select top 25 market radio stations that fit our target customer profile.

NATIONAL ADVERTISERS

        Our marketing efforts to national advertisers are expected to be through advertising agencies and, to a lesser extent, direct sales. We will focus on communicating to advertisers the benefits of individually targeted, interactive ads on our network of Web sites. We expect that we will be able to closely match these advertisements to a consumer's lifestyle and demographics and allow consumer interaction, and we believe these advertisements are more effective at building brand equity and generating sales and revenue than traditional banner ads.

COMPETITION

        FTM's direct competitors include:

- OnRadio - OnRadio supplies basic, template-based Web sites to radio stations in exchange for the radio station providing a "link" to OnRadio national content. There is also a banner ad revenue split, and the participating radio stations barter some advertising time to OnRadio in exchange for its services. OnRadio has been in operation for more than three years and operates over 300 radio station Web sites, mostly in small and medium-sized markets.

- FIMC/RadCity - First Internet Media Corporation offers Stations a market-exclusive licensing arrangement for each "RadCity," a local Web portal comprised of third-party information providers. The strategy is currently being tested in six small markets and one major city (San Francisco).

- Radio Data Group, Inc.- RDG is owned by CBS, Clear Channel, and Colfax Communications. RDG helps radio stations set up Web sites and markets radio-oriented Web site software to them. Its software package includes ad tracking, invoicing, ad placements, and Web site administration, among other programs. RDG claims to have created over 250 Web sites.

- MP3Radio.com - Cox Enterprises and MP3 have created this joint venture company that builds radio station Web sites using templates. The content of each site, currently 20 in number, is identical and MP3 driven.

- Clear Channel - Clear Channel is the largest owner of radio stations in the U.S. and is one of our targeted customers. Clear Channel has made public statements that it intends to control its radio-related Internet initiative internally, which could limit the relationship the Company might build with Clear Channel. At present, no specifics of Clear Channel's overall Internet plan have been revealed to the public.

- SiteShell Corporation - This entity is new in the radio/Internet space and is controlled by the same principals of Sabre Communications, Inc. and Excalibur Media, Inc., which together own and operate nineteen radio stations in seven markets. SiteShell offers a market exclusive templated Web site with format specific content, e-commerce, and advertising opportunities.

        Recently the number of competitors in the Company's Internet space has declined. However, there can be no assurance that the number of direct and indirect competitors will not increase significantly in the future. The market for Internet products and services is growing exponentially and there are relatively few barriers to entry into the marketplace. There can be no assurance that our current or potential competitors will not develop Internet products and services comparable or superior to those to be developed by us or adapt more quickly than us to new technologies, evolving industry trends, or changing Internet user preferences. Increased competition could result in price reductions, reduced margins, or loss of market share. In addition, if we expand internationally, we may face new competition in these marketplaces.

EMPLOYEES

        As of March 31, 2000, we employed approximately 76 full- and part-time employees, including 46 in Web site development, 17 in engineering and MIS, 11 in administration and 2 in sales and marketing. Additional administrative, marketing and technical personnel will be hired from time to time to meet our operating requirements.

RISK FACTORS

        You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in our company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

        This Report contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and the Internet industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this Report. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

--      Our operating history is limited and we have not yet earned any significant revenues.

        We have only been operating since March 1998, and we have a limited operating history on which you may evaluate our business. Additionally, we have generated only minimal revenues. Our limited operating history makes the prediction of our future operating results difficult or impossible, and there can be no assurance that we will generate sufficient revenues to achieve or maintain profitability.

--      We have a history of losses.

        We have a history of operating losses, and an accumulated deficit of $23.8 million as of March 31, 2000. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the Internet and e-commerce markets.

        We have had negative cash flow since inception and expect to continue to have negative cash flow until such time as our sales revenues increase substantially. There can be no assurance that we will be able to achieve or maintain profitable operations or positive cash flow at any time in the future. Our lack of financial strength may be a negative factor in our ability to execute our business plan irrespective of the quality and benefits of our products.

--      We may not be able to raise the capital we need.

        To date, we have covered our operating losses by borrowing cash and selling securities. We currently anticipate that available funds will be sufficient to meet our needs for working capital for 30 - 45 days beyond the date of filing of this Report. Thereafter, we will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and securities may have rights, preferences and privileges senior to those securities that are being sold by the selling stockholders. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our development plans, develop or enhance services or products, respond to competitive pressures, or continue operations.

--      Our future revenues and profitability are unpredictable.

        To date, we have no significant revenues and expect that initial revenues from providing our Web site services to radio stations will be in the form of barter broadcast radio ad units, which we must re-sell to produce cash income or exchange with third parties for technical services, advertising, editorial and software content, or prizes. Additionally, our future prospects depend significantly on our ability to generate revenue from sources other than reselling broadcast radio ad units, such as the sale of local and national advertising on our radio station Web sites, the sale of e-commerce products and services offered on our radio station Web sites, among other potential revenue sources. Any failure to generate such revenue would have a material adverse effect on our business, prospects, financial condition, and operating results. As a result, our future operating results are not predictable.

        Our current and anticipated future expense levels are based largely on management's assessment of prospects and estimates of future revenues. It is expected that expense levels will be fixed to a significant extent. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and a shortfall in actual revenue as compared to estimated revenue could have an immediate material adverse effect on our financial condition. In addition, we currently intend to increase sales and marketing expenses, particularly for additional sales and marketing staff necessary to develop and maintain relationships with radio stations, national advertising customers, advertising agencies, and other third parties, and to increase production and engineering expenses, including increasing engineering staff levels necessary to develop and produce Web sites, as well as to continuously improve existing technology. Increases in operating expenses may also occur in response to increased hardware and software infrastructure requirements needed to handle larger amounts of traffic and to attract, retain and motivate qualified personnel. To the extent these expenditures do not result in a substantial increase in revenues, our financial condition would be materially adversely affected.

--      We have only limited marketing experience with respect to our products and services.

        We have conducted limited marketing activities and have only limited marketing experience with respect to our products and services. As is typical with new products and services, demand and market acceptance for products is subject to a high level of uncertainty. Achieving widespread market acceptance for these products will require substantial marketing efforts and the expenditure of sufficient funds to create market recognition and customer demand. To date, members of our senior management team have conducted substantially all marketing activities. The ability to build a customer base will depend, in part, on our ability to locate, hire and retain sufficiently qualified marketing personnel and to fund marketing efforts. There can be no assurance that our products and services will achieve widespread market acceptance or that marketing efforts will result in profitable operations.

--       We are dependent on our relationship with CBS Radio.

        In March 1998, we entered into a five-year agreement with CBS Radio. The agreement generally provides us with access to all CBS-owned radio stations for purposes of soliciting these stations to purchase Internet products and services. Although we are currently providing Web site services for seven CBS-owned radio stations and are in negotiations with other CBS-owned radio stations regarding the provision of such services, no agreements have been entered into between us and any radio stations, and there is no assurance that any such agreements will be entered into. The failure to enter into such agreements could materially and adversely impact our results. The termination or expiration without renewal of our agreements with radio stations and/or the deterioration of our relationship with CBS Radio could have a material adverse effect on our business, prospects, financial condition, or operating results.

--      We may not be able to enter into satisfactory agreements with radio stations.

        Our strategy is dependent on our ability to provide our Internet products and services to radio stations at a profit. The costs to us of complying with obligations arising out of agreements we expect to enter into with radio stations should be substantial, and there are no assurances that the costs to develop, maintain, host, update, and support the Web sites will be offset by the revenues from radio stations and the other revenues generated by our products and services.

--      Our Web site advertising revenue is uncertain.

        Our failure to market and sell either local or national Web site advertising on attractive terms would have a material adverse effect on our business, prospects, financial condition, or operating results. Furthermore, it is expected that the radio stations that contract with us will have substantial discretion in the substance and quantity of promotional services they provide in connection with the Web sites, and there can be no assurance that the promotional services provided by radio stations will enable the Web sites to attract sufficient advertising and sponsorship revenues to generate profits for us.

--      Fluctuations in advertising revenues could impact our operating results.

        Advertising sales in television, radio, and print media fluctuate unpredictably and are typically lower in the first and third calendar quarters of each year. Advertising expenditures also fluctuate significantly with economic cycles, which may negatively affect our results of operation. A number of factors may affect our ability to generate advertising revenues, including:

- acceptance and continued growth of the Internet as an advertising medium;

-       continued consumer Internet use;

-       traffic on our Web sites;

-       pricing of advertising on other Web sites;

- our ability to generate listener demographic characteristics that are attractive to advertisers;

-       development and expansion of our advertising sales force; and

- the establishment and retention or maintenance of desirable advertising sales agency relationships.

--      Uncertainty of directing viewers to radio Web sites could affect our future prospects.

        Other Web sites, particularly search engines, directories, and other navigational tools managed by Internet Service Providers and Web browser companies, may significantly affect traffic to our Web sites. Our ability to develop original and compelling Internet content is also dependent on maintaining relationships with and using products provided by third party vendors of Internet development tools and technologies. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet content providers. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, our business, prospects, financial condition, or operating results will be materially adversely affected.

--      We are dependent on relationships with advertisers, sponsors, partners, and radio stations.

        Most of our arrangements with advertisers, sponsors, partners and radio stations:

-       do not require minimum commitments to use our services,

-       are not exclusive, and

-       are short-term or may be terminated at any time by the other party.

         There is a risk that these third parties may:

- not regard their relationship with us as important to their own respective businesses and operations,

-       reassess their commitment to us in the future, or

-       develop their own competitive services or products.

        There is no assurance that the services and products of the third parties with which we deal will achieve market acceptance or commercial success. As a result, there is no guarantee that our existing relationships with these parties will result in sustained or successful business partnerships or significant revenues for us.

        We are currently, and expect in the future to be, dependent on our relationships with a number of third parties. These relationships include arrangements relating to the creation of traffic on Web sites that are affiliated with us and the resulting generation of advertising and commerce-related revenue. If these affiliated Web sites terminate or fail to renew their relationships with us on reasonable terms, it could harm our business.

--      Management of our growth may place a significant strain on our management.

        Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further, as the number of our affiliate radio stations, users, advertisers, and other business partners grows, we will be required to manage multiple relationships with various customers, strategic partners, and other third parties. These requirements will be exacerbated in the event of our further growth or in the event of further increases in the number of our strategic and sponsorship relationships. Our business systems, procedures, and controls may not be adequate to support our operations in the future. If our growth continues, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and execute our plan.

--      The loss of key executives could adversely affect our ability to manage our business.

        We are highly dependent on the services of our top ranking officers. In addition, our future success is dependent on our ability to attract, train, retain, and motivate high quality personnel. The loss of the services of any of our executive officers or key employees would harm our business. Our future success also depends on our continuing ability to attract, train, retain, and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense and we may not be able to attract, train, retain, or motivate other highly qualified technical and managerial personnel in the future.

--      The development of our products and services is substantially incomplete.

        The development of our products and services is substantially incomplete. For example, we have not yet completed the development of national content for all of our target radio formats. We anticipate that our future research and development activities, combined with experience gained from commercial use of our Internet products and services, could result in the need for further refinement and development. We also expect to modify the products for particular customer applications. There can be no assurance that unforeseen circumstances will not require expensive additional development of our products and their applications. In addition, we may, in the future, need to make improvements in our Internet products and services in order for our Internet products and services to remain competitive.

--      We operate in a very competitive business environment which can adversely affect our business and operations.

        The market for Internet products and services is already highly competitive. Exacerbating this situation is the fact that the market for Internet products and services lacks significant barriers to entry, making it relatively easy for new businesses to enter this market. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. In addition, many of our current and potential competitors have greater financial, technical, operational, and marketing resources than we do. We may not be able to compete successfully against these competitors in selling our goods and services. Competitive pressures may also force prices for Internet goods and services down and such price reductions likely would reduce our revenues.

        A significant factor in the ability of our Internet products and services to compete successfully in the market will be our ability to secure and maintain relationships with major national chains of radio stations. There can be no assurance that our business plan to develop and maintain such relationships can be successfully implemented. We will compete with established individuals and entities, many of which will have significantly greater operating history, name recognition and resources.

--      The rapidly evolving and uncertain nature of our market could adversely affect our business.

        The market for interactive/multimedia Web sites and other Internet features and promotions is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of entrants that are introducing or developing competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services is subject to a high level of uncertainty and risk. Because the market for our Internet products and services is new and evolving, it is difficult to predict with any assurance the market's size, growth rate, or durability.

--      Rapid technological change could adversely affect our business.

        The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are exacerbated by the emerging nature of the Internet and the apparent need of companies from a multitude of industries to offer Internet-based products and services. Accordingly, if we are unable to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace our business will be adversely affected. In addition, the widespread adoption of new Internet, networking, or telecommunications technologies, or other technological changes, could require substantial expenditures by us to modify or adapt our services or infrastructure, which could have a material adverse effect on our business, results of operations and financial condition.

--      We may have liability for information retrieved from the Internet.

        Because materials may be downloaded from the Internet and subsequently distributed to others, there is a potential that claims may be made against us for defamation, negligence, copyright or trademark infringement, personal injury, or other theories based on the nature, content, publication and distribution of such materials.

--      Changes to governmental regulation and legislation could adversely affect our business.

        We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, IP rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our service or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other IP issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

--      Our common stock is not widely traded resulting in reduced liquidity and increased volatility.

        Our common stock is thinly traded. As a result, prices quoted for our stock may not reflect the actual fair market value of the stock. Also, because of the low volume of trading in our common stock, it may be difficult for our stockholders to sell their shares.

--      Our principal stockholders have the ability to exercise significant control over us and could limit the ability of our other stockholders to influence the outcome of director elections and other transactions submitted to a vote of our stockholders.

        As of March 31, 2000, our executive officers, directors and principal stockholders beneficially owned 49.1% of our outstanding common stock. These stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

--      The issuance of additional stock, options and warrants will dilute current stockholders.

We currently have outstanding obligations to issue shares of our common stock upon the exercise of options, warrants and upon the conversion of convertible notes and shares of preferred stock. We have adopted a stock option plan, and may in the future adopt one or more stock option plans pursuant to which we will grant stock options under such plans or otherwise to our employees, officers, directors or others. To the extent that options, warrants or other obligations for issuance of common stock are granted and exercised, dilution to the interests of our investors will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since any holders of outstanding options, warrants or other obligations can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such outstanding obligations.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases 1,990 square feet of office space in Scottsdale, AZ for use as executive offices under a lease that expires January 31, 2001. The Company also subleases and leases approximately 30,957 square feet of space in Burbank, CA for use as a Web site development center under a sublease and lease that expires December 31, 2006. The Company has the option to extend this lease for two successive periods of five years each. The company also rents on a month to month basis an apartment in Burbank, California.

ITEM 3. LEGAL PROCEEDINGS

        The Company from time to time may be a party to litigation arising in the ordinary course of business. The company does not believe the results of such litigation, even if the outcome is unfavorable to us, would have a material adverse effect on our financial position.

        On May 26, 2000 Cohanzick Partners LP ("Cohnzick") filed a lawsuit against us in the United States District Court for the Southern District of New York. Cohanzick alleges that the Company has failed to honor a $400,000 promissory note that the company executed in favor of Cohanzick. Cohanzick seeks repayment of the note, along with the accrued interest thereon and legal fees and reasonable costs. On June 2, 2000, the Company filed a lawsuit against Cohanzick and Cohanzick Management LLC in the Superior Court of Maricopa County, Arizona. The Company alleges that these entities failed to honor their commitment to convert their $400,000 note into the common stock of the Company. The Company has asked for specific performance of this commitment along with legal fees and reasonable costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a July 19, 1999 Special Meeting of Stockholders of Redwood Broadcasting, Inc., a Colorado corporation and the predecessor to FTM ("Redwood"), the Redwood stockholders voted to approve a proposed amendment to the Company's Articles of Incorporation to change Redwood's name to "FTM Media, Inc." The name change was approved by a vote of 3,672,070 in favor, 0 opposed, 0 abstained.

        At an October 15, 1999 Special Meeting of Stockholders of FTM Media, Inc., a Colorado corporation ("FTM Colorado"), FTM Colorado's stockholders voted

1. To approve the reincorporation of FTM Colorado from Colorado to Delaware by the adoption of a Plan and Agreement of Merger pursuant to which FTM Colorado was to be merged with and into FTM Media, Inc., a Delaware corporation. This reincorporation merger was closed on January 7, 2000. The reincorporation merger was approved by a vote of 4,170,024 in favor, 0 opposed, 0 abstained.

2. The adoption of the FTM Media, Inc. 1999 stock option plan. The FTM stock option plan was approved by a vote of 3,153,064 in favor, 0 opposed, 656,250 abstained.

No other matters were submitted to a vote of security holders.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

        Our Common Stock is traded over the counter and quoted on the OTC Electronic Bulletin Board ("Bulletin Board") on a limited and sporadic basis under the symbol "FTMM." The reported high and low bid and ask prices are shown below for the period through March 31, 2000. The prices presented are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions:

                                          HIGH            LOW
                                          ----            ---
FISCAL YEAR ENDING 3/31/1999:
Quarter Ending 6/30/98                $     2.750     $    1.750
Quarter Ending 9/30/98                $     2.000     $    1.250
Quarter Ending 12/31/99               $     2.500     $    1.875
Quarter Ending 3/31/99                $    10.250     $    4.000

FISCAL YEAR ENDING 3/31/2000:
Quarter Ending 6/30/99                $    14.875     $    8.250
Quarter Ending 9/30/99                $    11.500     $    7.375
Quarter Ending 12/31/99               $    12.000     $    8.625
Quarter Ending 3/31/00                $    14.250     $    9.000

        The bid and ask prices of the Common Stock on June 27, 2000 were $3.53125 and $3.5625, respectively, as quoted on the Bulletin Board. As of June 27, 2000, there were 9,618,156 shares of the Company's Common Stock held by approximately 1,500 stockholders of record.

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

        Our securities are subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investments in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. It contains an explanation and disclosure of the bid and offer prices of the security, any retail charges added by the dealer to those prices ("markup" or "markdown"), and the amount of compensation or profit to be paid to or received by the salesperson in connection with the transaction. The disclosure contains further admonitions for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security as well as the salesperson with whom the investor is working, and to understand the risky nature of an investment in the security. Further, the disclosure includes information regarding the market for penny stocks, explanations regarding the influence that market makers may have upon the market for penny stocks and the risk that one or two dealers may exercise domination over the market for such security and therefore control and set prices for the security not based upon competitive forces. The broker-dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction the broker provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers may be unwilling to engage in transactions in the Common Stock because of the added disclosure requirements, thereby making it more difficult for security holders to dispose of their securities.

DIVIDENDS

        Since inception, we have not paid or declared any cash dividends on our Common Stock. Our Board of Directors does not currently intend to pay any cash dividends on our Common Stock in the future.

        We have outstanding an aggregate of 40,636 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") which has a liquidation value of $10 per share plus any unpaid accrued dividends. Holders of the outstanding shares of Series A Preferred Stock are entitled to receive a dividend equal to 7% per annum accruing from the date of first issuance. As of March 31, 2000, $38,094 in accrued and unpaid cumulative dividends was due and owing to holders of outstanding shares of Series A Preferred Stock.

        In addition, as of March 31, 2000, we had outstanding an aggregate of 259,828 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"), which are convertible into 405,331 shares of Common Stock. Holders of the outstanding shares of Series B Preferred Stock are entitled to receive a dividend equal to 70.2 cents per share per annum accruing from the date of first issuance. There are presently no accrued and unpaid dividends on the Series B Preferred Stock.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Our principal business is providing Web sites to radio stations in the 25 largest U.S. markets, so that those radio stations can extend their brands and generate additional revenues. Our services include Web site design, development, implementation, hosting and management (our "Web site services"). We currently have seven Web sites operating, including Web sites for alternative rock stations KROQ.com in Los Angeles, LIVE105.com in San Francisco, WHFS.com in Washington, D.C. and WBCN.com in Boston, B96.com, a contemporary hit Station in Chicago and news/talk stations KCBS.com in San Francisco and FMTALKi.com in Los Angeles. We have additional Web sites under development.

        WE PLAN TO DERIVE REVENUES FROM THE FOLLOWING PRINCIPAL SOURCES:

- The sale of broadcast Radio advertising units received on a weekly basis from Radio Stations in exchange for our Web site services. These units are expected to be generally within the 6 a.m. to 10 p.m. timeframe and are considered readily saleable. We recently began receiving these ad units from our existing Web sites;

- Local and national advertising and sponsorships on our Radio Station Web sites; and

- The sale of e-commerce products, services and information over our Radio Station Web sites.

        We anticipate that the revenue sources listed above will represent the majority of our operating revenues. However, we plan to generate additional revenues from other sources, including the sale of music compilations, Station branded Internet services, classified advertising, personals, tickets, auctions, specialty Web-based-only entertainment events, emerging artist management, and market specific consumer data.

        OUR STRATEGIES CAN BE SUMMARIZED AS FOLLOWS:

- Aggregate millions of targeted consumers to deliver to advertisers through state of the art customer profiling technologies;

- Keep loyal Radio Station listeners within the confines of those local Radio Station Web sites;

- Employ economies of scale to develop unique, full-featured Web sites that individual Radio Stations could not afford to duplicate and manage; and

- Deliver a personalized, compelling Web experience to each visitor that entices that visitor to remain on the Web site for a lengthy period and return frequently.

        We have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Please see "Risk Factors" above.

        In November 1999, we began generating revenues from the sale of merchandise from our Web sites. Also, radio stations began selling advertising on our Web sites, of which we receive a percentage of the revenues collected by the station for such advertising. We believe that we will continue to generate both sales from selling items on the Web sites and from advertising on the Web sites and that in the future, these revenue streams will become more significant.


LIQUIDITY AND CAPITAL RESOURCES -- MARCH 31, 2000 COMPARED TO MARCH 31, 1999

        Since our inception on February 22, 1994, we have had significant negative cash flows from our operations. For the years ended March 31, 1999 and 2000, we used $786,247 and $5,742,394 of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities.

        For the years ended March 31, 1999 and 2000, we used cash totaling $72,613, and $2,237,790, respectively, in our investing activities. The increase in 2000 was the result of the purchase of computers and related equipment.

        Net cash provided by financing activities for the years ended March 31, 1999 and 2000, was $2,883,897 and $6,357,704, respectively. Since inception, we have financed our operations primarily from the issuance of common stock, proceeds of notes payable and the sale of Series A Preferred Stock and Series B Preferred Stock. Funds provided by financing in the year ended March 31, 1999 consisted of the issuance of INRG common stock for $2,883,897. Funds provided by financing activities in 2000 included net proceeds from the sale of common stock and units of $1,620,243, net proceeds from the sale of preferred stock of $1,585,461, the sale of notes payable with gross proceeds of $3,350,000. Funds used in financing activities related to the payment of $198,000 in dividends on the Series B preferred stock.

        As of March 31, 2000, our principal source of liquidity was $405,353 cash. In April 2000, the Company closed a private placement financing in which it raised a gross amount of $6,656,252 (of which $991,527 was received in cash in the fiscal year ended March 31, 2000).

        We have entered into several non-cancelable lease commitments that will require payments of approximately $2,800,000 million over the next five years.

        We believe that as of the filing of this Report we have sufficient cash and cash equivalents to fund our operating and investing activities for a period of 30 to 45 days following the date of filing of this report. We therefore will need to raise additional funds through public or private financings or other arrangements. Any additional financings might not be available on reasonable terms or at all. Failure to raise capital when needed could materially harm our business, financial condition and results of operations and could result in our ceasing operations.

        Other than the foregoing and the risk factors discussed above, we know of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our short term liquidity or capital resources.

RESULTS OF OPERATIONS - MARCH 31, 2000 COMPARED TO MARCH 31, 1999

REVENUE. Revenue presently consists of money received from the sale of merchandise on our Web sites and the selling of advertising on such sites. Revenue was $0 for the year ended March 31, 1999 and $108,911 for the year ended March 31, 2000. The growth in revenue was attributable to the rollout of our first Web sites.

WEB SITE DEVELOPMENT AND E-COMMERCE COSTS. Web site development and E-commerce costs consist of our costs related to the development of our Web sites and costs related to the selling of goods from our Web sites. Web site development costs include expenses incurred by us to develop, enhance, manage, monitor and operate our Web sites and to develop new products. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on our Web sites. For the year ended March 31, 1999, these costs were $21,705, and for the year ended March 31, 2000, these costs were $5,150,322. These costs related primarily to the increase in staff necessary to the development of content and tools for our Web sites. E- Commerce costs consist mainly of the cost of the items sold, shipping and handling charges and salaries of E-commerce employees. For the year ended March 31, 1999, these costs were $0 and for the year ended March 31, 2000 these costs increased to $203,292. This increase was due to the commencement of the selling of merchandise on our Web sites.

SALES AND MARKETING EXPENSE. Sales and Marketing expense includes expenses incurred by the Company to obtain and maintain client and advertiser relationships. These costs included salaries and fees paid to employees and consultants. For the year ended March 31, 1999, Sales and Marketing expenses were $0 and for the year ended March 31, 2000, Sales and Marketing expenses were $433,849, consisting primarily of costs associated with the development of client marketing programs and of new prototype marketing and advertising programs.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, rent and communications costs. Our general and administrative expenses increased from $863,757 for the year ended March 31, 1999, to $2,918,032 for the year ended March 31, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $57,783 for the year ended March 31, 1999, to $906,557 for the year ended March 31, 2000. Legal and Accounting fees increased from $300,948 to $498,637 for the years ended March 31, 1999 and 2000, respectively. Rent increased from $17,649 for the year ended March 31, 1999, to $217,875 for the year ended March 31, 2000, as the result of our move into a new production facility.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of tangible assets and software, using the straight-line method, over the estimated useful lives of the assets. Amortization expense includes intangible assets such as goodwill. For the year ended March 31, 1999, depreciation and amortization expense was $4,077 and $765,118 for the year ended March 31, 2000. The increases are primarily due to the growth of the Company and the need for much additional equipment, and the amortization of goodwill as a result of the acquisition of the minority interest in INRG.

OTHER EXPENSE. Interest expense increased from $9,519 to $163,294 for the years ended March 31, 1999 and 2000, respectively. The increase relates to primarily to interest accrued on the bridge loan financing of $3,800,000.

        Inflation did not have a material effect on our operations for 2000 and 1999. We have and will continue to attempt to mitigate the impact of cost increases by evaluating our suppliers, by increasing our effectiveness, and by adjusting our prices for services rendered and products sold. While we do not expect inflation to have a material impact on 2001 operations, there are no guarantees that future cost increases would not have an adverse impact.

        Other than the foregoing and the risk factors described above, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

        NET OPERATING LOSS CARRYFORWARDS - At March 31, 2000, we had a net operating loss carryforward for income tax purposes of approximately $11,442,272 million, which expires beginning in 2020. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that we may utilize to offset future taxable income.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Our Executive Officers and Directors and their ages, are as follows:

        Name                                 Age      Position
        ----                                 ---      --------
        Frank Wood                           56       Chairman/Director
        Robert Wilson                        52       Vice Chairman/Director
        Ronald Conquest                      56       Chief Executive Officer/Director
        David Kendrick                       50       Chief Operating Officer/President
        Scott Manson                         40       Chief Financial Officer & General Counsel
        John Gehron                          52       Director
        Robert Buziak                        57       Director
        Gregory Mastroieni                   50       Director
        Andy Schuon                          34       Director

        Frank Wood - Chairman & Director. Frank Wood is President and CEO of Secret Communications, L.P., which owned and operated radio stations in nine major markets since its formation in 1994. The entire portfolio of stations was recently sold but Secret continues to pursue broadcasting opportunities. Mr. Wood is also a co-founder and principal in The Darwin Group, a recently organized venture capital firm. He has been involved with the founding or management of such other entities as Jacor Communications, Inc., Rich Communications, Inc., Critical Mass Media, Eastman Radio, Circe Communication, Broadcast Alchemy L.P., T.C. Monte, Inc., Brute Force Cybernetics and Trebuchet Corporation. He graduated A.B. cum laude, Economics from Harvard and Juris Doctor from the University of Chicago Law School.

        Robert Wilson - Vice Chairman & Director. Bob Wilson is best known as the founder of Radio & Records (R&R), a company that he built from a trade publication into one of the radio and music industry's information leaders. Over the course of two decades, Mr. Wilson continually expanded R&R's editorial scope and led R&R into the development of electronically delivered news and information services to better meet the needs of decision-makers at all management levels of the radio and music industries. Prior to founding R&R in 1973, Mr. Wilson was program director for a number of California radio stations. As an independent producer of theatrical film, home video and television projects in the mid-1980's, Mr. Wilson was also co-creator of Solid Gold, one of the most profitable and long-running syndicated weekly music programs in the history of television.

        Ronald Conquest - Chief Executive Officer & Director. Ron Conquest has over 30 years of experience as a businessman, consultant and entrepreneur and since 1987 has served as partner and Chairman/CEO of Warwick-Clarendon Investors Ltd., a diverse investment/merchant banking entity providing a variety of business, financial and development services to emerging private and public companies. Form 1978 to 1985, Mr. Conquest was Chairman/CEO of an Oklahoma based oil & gas exploration/operating company. He attended the University of Oklahoma studying mathematics and engineering.

        David Kendrick - President and Chief Operating Officer since January 17, 2000. Mr. Kendrick was formerly our Senior Vice President - Marketing and Sales from April 1999 to January 17, 2000. Mr. Kendrick has extensive experience in radio management, sales and marketing and the Internet. Mr. Kendrick worked as an account executive for the national radio rep firm McGavren Guild from 1973 to 1975. From 1977 to 1987 he was General Sales Manager of NBC's San Francisco flagship radio station, KNBR, and managed its local and national sales groups. From 1987 to 1997 Mr. Kendrick was General Manager for Brown Broadcasting's California station group.

        Scott Manson - Chief Financial Officer/General Counsel Scott Manson is a CPA and Attorney at Law. Mr. Manson has over 15 years of financial and legal experience with publicly held and emerging growth companies. Recently Mr. Manson was CFO of Imaging Management Associates, a NASDAQ listed owner and operator of diagnostic imaging centers. In addition Mr. Manson was one of the founders of both "MagazineWeek" and Health New England, the first for profit HMO in the state of Massachusetts. Mr. Manson received a Juris Doctor from Hofstra University School of Law and a B.B.A cum laude in Accounting from Hofstra University. Mr. Manson resigned effective April 7 as our Secretary and Treasurer. Mr. Manson has also tendered his resignation as Chief Financial Officer and General Counsel to be effective June 30, 2000.

        John Gehron - Director. John Gehron has been Co-Chief Operating Officer for CBS Radio since June 1994. Mr. Gehron joined American Radio Systems (which was subsequently acquired by CBS Radio) as Co-Chief Operating Officer in May 1994 and has more than twenty years of radio industry experience. Mr. Gehron began his career as a Program Director in Philadelphia, New York and Chicago before he joined Capital Cities/ABC in 1983 as VP/GM of WLS AM/FM in Chicago. Mr. Gehron is a graduate of Pennsylvania State University with a B.S. in Business Administration.

        Robert Buziak - Director. Robert Buziak is former President of RCA Records and Sony's TriStar Music Group and has spent 28 years in the music industry. Since the end of 1995 he has been an independent consultant working with clients such as AT&T, TCI Music, Liberty Digital as well as traditional music companies. Mr. Buziak is and has been both a board member and advisory board member and consultant to several new media, gaming and Internet companies.

        Gregory Mastroieni - Director. Gregory Mastroieni has 25 years of experience as an entrepreneur and has been President of Unicorp, Inc. since 1975, a "start-up" venture capital organization. Unicorp has developed numerous projects, including real estate, manufacturing, hi-tech opportunities such as Quartz products to produce silicon wafers, robotics and music entertainment. Concurrently for the past 8 years, Mr. Mastroieni has served as C.O.O. of Strange Forces Productions and Managing Partner of Aftermath Music. These companies have developed, published, produced and marketed music products and promoted new talent, including Platinum recording artist Ronny Loren and former Miss America Sharlene Hawkes. Recently, Aftermath Music completed a 15 album project for America's largest independent record label, Madacy Entertainment. Mr. Mastroieni attended the University of California, Berkeley.

        Andy Schuon - Director Andy Schuon is currently President and CEO of The Farm Club. Before joining the Farm Club, Mr. Schuon was the Executive Vice President and General Manager of Warner Brothers Records. Before joining Warner Brothers in March of 1998 he was Executive Vice President, Programming for MTV where he was responsible for creating many of the hit programs currently being shown on MTV. His duties at MTV also included overseeing all programming aspects of MTV's second cable music channel VH1. From 1989 to 1992, Mr. Schuon served as the Programming Director for KROQ-FM in Los Angeles, the flagship alternative rock station of the FTM Radio Internet Network.

Director Compensation

        All authorized out of pocket expenses incurred by a Director on behalf of the Company will be subject to reimbursement upon receipt by the Company of required documentation substantiating such expense. At present, each Director is entitled to receive an annual Director's fee in the amount of $5,000. Said Director's fee is subject to annual review and will be subject to annual shareholder approval. Each Director will also be eligible to participate in the Company defined stock option and/or incentive plan(s). At present each of Greg Mastroieni, John Gehron and Andy Schuon has been granted stock options for 93,750 shares of common stock. Frank Wood has been granted stock options for 243,750 shares of common stock. Bob Buziak has been granted stock options for 75,000 shares of Common Stock. Additionally, each of John Gehron, Andy Schuon and Frank Wood has received stock grants of 25,000 shares of common stock.

        Directors who are also executive officers of the Company receive no additional compensation for their services as Directors.

Agreement Regarding Directorships

        Messrs. Wilson, Mastroieni and Conquest are parties to an agreement pursuant to which each such individual is entitled to serve as a member of a four/five person executive committee, if such committee is formed (no such committee has been formed and the current Board has no plans to do so) and will be nominated to serve as a Director subject to stockholder approval at each annual meeting.

Board Composition

        Each executive officer will hold office until his or her successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by our Bylaws. The entire Board of Directors will be up for election at the next annual meeting of stockholders.

Board Committees

        Our Audit Committee consists of Frank Wood and Andy Schuon. No member of the Audit Committee will receive any additional compensation for his service as a member of that Committee. The Audit Committee is responsible for providing assurance that financial disclosures made by management reasonably portray our financial condition, results of operations, plan and long-term commitments.

        Our Compensation Committee consists of Bob Buziak and John Gehron. It is not expected that the members of the Compensation Committee will receive additional compensation for service as a member of that Committee. The Compensation Committee will be responsible for reviewing pertinent data and making recommendations with respect to compensation standards for the executive officers, including the President and Chief Executive Officer, establishing guidelines and making recommendations for the implementation of management incentive compensation plans, reviewing the performance of the President and CEO, establishing guidelines and standards for the grant of incentive stock options to key employees under our Stock Option Plans, and reporting regularly to the Board of Directors with respect to its recommendations.

Family Relationships

        There are no family relationships among Directors. The present term of office of each Director will expire at the next annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its internal review of the reports it believes should have been filed, the Company believes that not all Section 16(a) reporting requirements were complied with during the fiscal year ended March 31, 2000. We are aware that David Kendrick, Scott Manson and Robert Buziak have not filed Form 3's during the fiscal year ended March 31, 2000 as required by Section 16(a) of the Exchange Act. In addition, none of our officers, directors and 10% shareholders have yet filed Forms 5's with respect to the fiscal year ended March 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

        The following table and discussion set forth information with respect to all compensation earned by or paid to our CEO, and our most highly compensated executive officers other than the CEO, for all services rendered in all capacities to us and our subsidiaries for each of the last fiscal year.

                                     TABLE 1
                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                             Long-Term Compensation
                                       ----------------------------------------    ------------------------------------------------
                                                                                          Awards                    Payouts
                                                                                   -----------------------      -------------------
                                                                                               SECURITIES
                                                                                               UNDER-LYING                   ALL
                                                                                  RESTRICTED     OPTIONS/                   OTHER
                           2000                                    OTHER ANNUAL     STOCK          SARs          LTIP       COMPEN-
NAME AND                 FISCAL YEAR   SALARY          BONUS       COMPENSATION    AWARD(S)         (#)         PAYOUTS     SATION
PRINCIPAL POSITION          (1)          ($)            ($)            ($)            ($)           (2)           ($)         ($)
------------------       -----------   --------       -------      ------------    --------     ----------      -------     -------
      Ron Conquest,         2000       $135,000       $50,000           --            --           125,000         --          --
        CEO(1)(2)

     David Kendrick,        2000       $148,583       $35,417           --            --           205,000         --          --
    President and COO(3)

      Scott Manson(4)       2000       $ 76,923                                                     33,000

  CFO & General Counsel


(1) The stated salary was paid to a corporation for the provision of Ron Conquest's services as our Chief Executive Officer. Prior to January, 2000, Ron Conquest also served as the Company President

(2) Ron Conquest has received 125,000 options to purchase shares of our common stock during the fiscal year ended March 31, 2000.

(3) David Kendrick has received 205,000 options to purchase shares of our common stock during the fiscal year ended March 31, 2000.

(4) Scott Manson has resigned as CFO and General Counsel effective June 30, 2000. Mr. Manson has received 33,000 options to purchase shares of our common stock at $6 per share during the fiscal year ended March 31, 2000; 24,750 of such options will expire in connection with Mr. Manson's resignation.

EMPLOYMENT AGREEMENTS

        We have entered into an agreement to pay consulting fees on a monthly basis to Ingenious Enterprises, LLC., a Nevada limited liability corporation on behalf of the services provided by Ron Conquest. Conquest, an employee of Ingenious Enterprises, LLC is the Chief Executive Officer and a Director of the Corporation. Consulting fees paid during the 12 months ended March 31, 2000 were $135,000. As of January 1, 2000, the monthly fee payable to Ingenious increased to $15,000. Until January 17, 2000, Conquest also acted as the Company's President.

        We have hired David Kendrick to act as our President and Chief Operating Officer commencing January 17, 2000. Mr. Kendrick's employment is at-will with an annual salary of $250,000. We have granted to Mr. Kendrick 25,000 shares of the Company's Common Stock. Mr. Kendrick has also been granted 205,000 stock options, 66,000 with an exercise price of $3 and 159,000 with an exercise price of $6 that vest equally over four years.

STOCK INCENTIVE PLAN

        As of March 31, 2000, options covering an aggregate of 1,973,033 shares of FTM common stock have been granted. FTM's 1999 Stock Option Plan (the "FTM Stock Option Plan") was adopted by the board of directors of FTM on September 22, 1999. Options to purchase 973,033 shares of FTM common stock have previously been granted under the FTM Stock Option Plan. Interactive Radio Group's ("INRG's") 1999 Stock Option Plan (the "INRG Stock Option Plan") was approved pursuant to the written consent of INRG's majority shareholder. The INRG Stock Option Plan was adopted by the board of directors of INRG on February 1, 1999. Options to purchase 800,000 shares of INRG common stock have previously been granted under the INRG Stock Option Plan. These options converted into options to purchase 1,000,000 shares of FTM common stock, after the merger of INRG into FTM on January 7, 2000. 1,750,000 shares of Common Stock have been reserved for issuance under the FTM Stock Option Plan of which options to purchase an aggregate of 973,033 options have been granted. No more options will be granted pursuant to the INRG Plan. The exercise price for the 1,973,033 outstanding options in FTM are as follows: 1,216,000 of such options are exercisable at $3 per share of common stock; 671,833 of such options are exercisable at $6 per share of common stock; and 85,200 of such options are exercisable at $7.50 per share of common stock.

        The following is a brief summary of certain significant provisions of the FTM Stock Option Plan. This summary highlights selected information from the FTM Stock Option Plan and does not contain all of the information that may be important. For more information, you should consult the copy of the FTM Stock Option Plan. The following description of the FTM Stock Option Plan is qualified in its entirety by reference the FTM Stock Option Plan. Except with respect to the maximum number of shares subject to the FTM Stock Option Plan, the INRG Stock Option Plan is substantially similar to the FTM Stock Option Plan.

Purpose

        The purposes of the FTM Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our key employees, consultants and directors, and to promote the success of our business. The FTM Stock Option Plan provides for both the grant awards of common stock as well as options to purchase common stock.

Maximum Number of Shares Subject to the Stock Option Plans

        The FTM Stock Option Plan provides for the granting of awards and options with respect to up to 1,750,000 shares of FTM common stock. In addition, options to purchase 1,000,000 shares of common stock are outstanding under the INRG Plan.

Administration

        The FTM Stock Option Plan is administered by the board of directors or a committee appointed by the board of directors. The board or applicable committee has the power to interpret the FTM Stock Option Plan and has discretion to select participants, establish the manner in which options are granted and exercised, cancel and modify options in certain situations and otherwise prescribe all of the terms and provisions of options granted under the FTM Stock Option Plan.

Participants

        Eligible participants in the Plan include our employees, directors and consultants.

Amendments to the FTM Stock Option Plan

        The board of directors may at any time amend, alter, suspend or terminate the FTM Stock Option Plan.

Term of Options

        Both incentive stock options and non-qualified stock options may be granted under the FTM Stock Option Plan. No options can be granted under the FTM Stock Option Plan later than ten years from the date of adoption. Incentive stock options can have a maximum exercise period of ten years (five years for option holders who own more than ten percent of the total combined voting power of all of our classes of stock). Non-qualified stock options can have a maximum exercise period of ten years from the date of grant. Within these maximum exercise periods, the FTM Stock Option Plan permits the committee to establish, in its discretion, the time period within which any individual option can be exercised. The FTM Stock Option Plan provides that, upon (a) termination of an optionholder's director, employment or consulting relationship with us for a cause other than death or disability, the optionholder's right to exercise any option granted under the FTM Stock Option Plan will terminate within 30 days following cessation of the director, employment or consulting relationship. In the event of termination of the consulting or employment relationship due to death or disability, the same provisions apply except that the period of time for exercise is six months.

Transferability

        Options granted under the FTM Stock Option Plan are not transferable except in the event of death. If our common stock becomes tradable on a national exchange or the NASDAQ National Market, certain transfers of options for estate planning purposes may be permitted.

Exercise Price

        Generally, the exercise price per share for each non-qualified stock option granted under the FTM Stock Option Plan cannot be less than 85% of the fair market value of our common stock on the date of grant. However, in the case of option holders who own more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or its parent or subsidiary corporation or corporations, in which case the exercise price cannot be less than one hundred ten percent (110%) of the fair market value of a share of the Common Stock on the date of grant. The aggregate fair market value (determined as of the time such option is granted) of the Common Stock for which any employee may have incentive stock options which become exercisable for the first time in any calendar year may not exceed $100,000.

Payment of Exercise Price

        The entire option price must be paid at the time the option is exercised, in cash, or to the extent then permitted by the committee, in the form of a promissory note or other shares of our common stock having a market value equal to the exercise price.

INDEMNIFICATION AND LIMITATION ON LIABILITY OF DIRECTORS

        The Company's Certificate of Incorporation and Bylaws provide that the Company shall indemnify, to the fullest extent permitted by Delaware law, any director, officer, employee or agent of the corporation made or threatened to be made a party to a proceeding, by reason of the former or present office of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. At present, to the Company's knowledge, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

        The Company's Certificate of Incorporation and Bylaws limit the liability of its directors to the fullest extent permitted by Delaware General Corporation Law. Specifically, directors of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit. If the Delaware General Corporation Law is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation Law, as so amended. Any repeal or modification of this provision shall not adversely affect any right or protection of a director of the Company existing at the time of such repeal or modification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding ownership of our common stock, as of March 31, 2000, by:

        - each person known to us to own beneficially more than 5% of our outstanding common stock;

        -       each of our directors;

        - each of our executive officers named in the summary compensation table; and

        -       all of our directors and executive officers as a group.

        Share ownership is based on 9,578,328 shares of common stock outstanding as of March 31, 2000.

NAME AND ADDRESS OF                               NUMBER OF SHARES     PERCENTAGE
BENEFICIAL OWNERS                                BENEFICIALLY OWNED    OWNERSHIP
-----------------                                ------------------    ---------
CBS Corporation                                       1,614,230(1)      16.9%
40 West 57th Street
New York City, New York  10019

Gregory Mastroieni                                      678,748(2)       7.1%
644 North Country Club
Mesa, Arizona  85201

Jeffrey Pollack                                         660,558(3)       6.9%
860 Via De La Paz
Pacific Palisades, CA  90272

Robert Wilson                                           658,126(4)       6.9%
4000 Oakfield Drive
Sherman Oaks, CA  91423

Andaman Investments Ltd.                                  655,310        6.8%
c/o Albert Raponi, Esq.
700 West Pender Street, Suite 505
Vancouver, BC, Canada  V6C 1G8

Ronald Conquest                                         164,250(5)       1.7%
3104 East Camelback Rd.
Phoenix, Arizona  85016

Frank Wood                                               54,688(6)       0.6%
312 Walnut Street
Cincinnati, Ohio  45202

Andy Schuon                                              54,688(7)       0.6%
3300 Warner Brothers Blvd.
Burbank, California  91505

John Gehron                                              54,688(8)       0.6%
455 North City Plaza
Chicago, Illinois  60611

Robert Buziak                                            43,749(9)       0.5%
400 E 52nd Street
Penthouse West
New York, NY  10022


NAME AND ADDRESS OF                              NUMBER OF SHARES     PERCENTAGE
BENEFICIAL OWNERS                               BENEFICIALLY OWNED    OWNERSHIP
-----------------                               ------------------    ---------

David Kendrick                                        41,500(10)          0.4%
15 Silk Oak Circle
San Rafael, CA  94901

Scott Manson                                          18,333(11)          0.2%
6962 East Quail Track Drive
Scottsdale, AZ 85331
                                       TOTAL:        4,698,868           49.1%

       (1) Represents 36,432 shares of Series A Preferred Stock that is convertible into 114,230 shares of common stock based upon the closing price of the stock on June 27, 2000.

       (2) Represents currently exercisable options and options which vest within 60 days that allow the purchase of 23,438 shares at $3 per share

       (3) Represents 1,374 shares of Series A Preferred Stock that is convertible into 4,308 shares of common stock based upon the closing price of the stock on June 27, 2000.

       (4) Represents 2,831 shares of Series A Preferred Stock that is convertible into 8,876 shares of common stock based upon the closing price of the stock on June 27, 2000.

       (5) Represents currently exercisable options and options which vest within 60 days that allow the purchase of 31,250 shares at $3 per share

       (6) Represents currently exercisable options and options which vest within 60 days that allow the purchase of 23,438 shares at $3 per share

       (7) Represents currently exercisable options and options which vest within 60 days that allow the purchase of 23,438 shares at $3 per share

       (8) Represents currently exercisable options and options which vest within 60 days that allow the purchase of 23,438 shares at $3 per share

       (9) Represents currently exercisable warrants which vest within 60 days that allow the purchase of 20,000 shares at an exercise price of $8.00 and 8,547 shares of Series B preferred stock convertible into 13,333 shares of common stock.

      (10) Represents currently exercisable options and options which vest within 60 days that allow the purchase of 16,500 shares at $3 per share

      (11) Represents currently exercisable options and options which vest within 60 days that allow the purchase of 8,333 shares at $6 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Except as listed below and as set forth elsewhere in this Memorandum, there have been no arrangements between us and any of our current or previous officers, directors, or nominees for election as a director, or any shareholder owning greater than five percent of our outstanding shares, nor any member of the above referenced individuals' immediate family. We currently do not have in force or effect any policies, procedures or controls with respect to entering into future transactions with its officers, directors, affiliates or a related party.

        We have entered into a management agreement to pay consulting fees on a monthly basis to Ingenious Enterprises, LLC in the amount of $120,000 annually commencing October 1, 1998. This on behalf of the services provided by Ron Conquest, our Chief Executive Officer and a Director, and, prior to January, 2000, our president. Such payments increased to $180,000 annually commencing on January 1, 2000. Mr. Conquest is an employee of Ingenious Enterprises. Consulting fees paid pursuant to this agreement during the 12 months ended March 31, 1999 were $135,000.

        We are paying a consulting fee on a monthly basis to EchoMedia, a company owned by Greg Mastroieni, a member of our Board of Directors, in the amount of $75,000 annually in return for services provided by Mr. Mastroieni. Fees paid during the 12 months ended March 31, 2000 were $75,000.

        We are paying a consulting fee on a monthly basis to Four Score Entertainment, Inc., a company owned by Jeff Pollack, a former member of the Board of Directors, in the amount of $75,000 annually in return for services provided by Mr. Pollack. Fees paid during the 12 months ended March 31, 1999 were $75,000.

        We are paying a consulting fee on a monthly basis to BW Productions in the amount of $120,000 annually commencing February 1, 1999 in return for services provided by Robert Wilson. Mr. Wilson, an employee of BW Productions, is Vice Chairman of the Company and a member of our Board of Directors. Consulting fees paid pursuant to this agreement during the 12 months ended March 31, 1999 were $120,000.

        As part of a bridge loan financing, Robert Buziak, one of our Directors, and Frank Wood, our Chairman, each entered into an agreement in which they each lent us $100,000 in exchange for a $100,000 note and 20,000 warrants at an exercise price of $8 per share. We repaid both Mr. Wood's and Mr. Buziak's notes in full on April 12, 2000 and May 9, 2000 respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

             EXHIBIT NO.        TITLE
             -----------        -----
(1)              2.1            Agreement and Plan of Merger dated as of
                                September 24, 1999 by and between FTM Media,
                                Inc., a Delaware corporation, and Interactive
                                Radio Group, Inc., a Delaware corporation.

(1)              3.1            Certificate of Incorporation of FTM Media, Inc.,
                                a Delaware corporation

(1)              3.2            Bylaws of FTM Media, Inc. a Delaware Corporation

(1)              4.1            Specimen Certificate of Common Stock

(1)              4.2            Interactive Radio Group, Inc. 1999 Stock Option
                                Plan

(1)              4.3            FTM Media, Inc. 1999 Stock Option Plan

(2)             10.1            Stock Purchase Agreement with Andaman
                                Investments, Inc.

(3)             10.2            Contribution Agreement

(4)             10.3            Stock Purchase Agreement made as of May 25, 1999
                                relating to Series B Convertible Preferred Stock
                                between the Company and the parties listed on
                                Exhibit A thereto.

(*)             10.4            Form of Warrant relating to the private
                                placement of units in April of 2000.

(*)             10.5            Investors' Rights Agreement relating to the
                                private placement of units in April of 2000.


             EXHIBIT NO.        TITLE
             -----------        -----
(5)              16.1           Letter on Change and Certifying Accountant

(*)              21             Subsidiaries of Registrant

(*)              27             Financial Data Schedule


(*)     Filed herewith

(1) Incorporated by reference from the Company's Registration Statement under the Securities Act of 1933 on Form S-4 as filed with the Commission on October 5, 1999, and amended on December 30, 1999, January 4, 2000, and January 18, 2000.


(2) Incorporated by reference from the Company's Current Report on Form 8-K dated December 31, 1998 as filed with the Commission on January 14, 1999.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated March 29, 1999 as filed with the Commission on April 15, 1999.

(4) Incorporated by reference from the Company's Current Report on Form 8-K dated June 15, 1999 as filed with the Commission on June 29, 1999.

(5) Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 1999 as filed with the Commission on May 19, 1999.

Reports on Form 8-K

                1. The Company filed a form 8-K on January 25, 2000 reporting that at an October 15, 1999 Special Meeting of Stockholders of FTM Media, Inc., a Colorado corporation ("FTM Colorado"), FTM Colorado's stockholders voted to approve the reincorporation of FTM Colorado from Colorado to Delaware by the adoption of a Plan and Agreement of Merger pursuant to which FTM Colorado was to be merged with and into FTM Media, Inc., a Delaware corporation ("FTM Delaware") (the "Reincorporation Merger"). The Reincorporation Merger was closed on January 7, 2000. In addition to the Reincorporation Merger discussed above, FTM Colorado, as the majority shareholder of Interactive Radio Group, Inc., a Delaware corporation ("INRG"), authorized its approval of the merger of INRG with and into FTM Delaware (the "INRG Merger"). In this INRG Merger, (i) each holder of INRG common stock received 1.25 shares of FTM Delaware common stock for each share of INRG common stock that they owned, and (ii) each holder of INRG Series A Preferred Stock was converted into Series A preferred stock of FTM Delaware with substantially similar terms. FTM Colorado owned approximately 72% of the outstanding shares of INRG's common stock before the INRG Merger. The INRG Merger resulted in the elimination of the minority interest in INRG. The INRG Merger was consummated on January 7, 2000, after the consummation of the Reincorporation Merger.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

        FTM MEDIA, INC.



Dated:   June 29, 2000                      By /s/ RON CONQUEST
                                               ---------------------------------
                                               Ron Conquest
                                               Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature and Title                                                    Dated
-------------------                                                    -----
/s/ RON CONQUEST                                                   June 29, 2000
---------------------------------
Ron Conquest
Chief Executive Officer and Director



/s/ SCOTT MANSON                                                   June 29, 2000
---------------------------------
Scott Manson, JD, CPA
Chief Financial Officer (and principal
accounting officer)



/s/ ROBERT WILSON                                                  June 29, 2000
---------------------------------
Robert Wilson
Vice Chairman and Director



/s/ GREG MASTROIENI                                                June 29, 2000
---------------------------------
Greg Mastroieni, Director



/s/ ROBERT BUZIAK                                                  June 29, 2000
---------------------------------
Robert Buziak, Director

                                 FTM MEDIA, INC.
                      (FORMERLY REDWOOD BROADCASTING, INC.)
                                 AND SUBSIDIARY
                            (A DELAWARE CORPORATION)
                               SCOTTSDALE, ARIZONA

                      -------------------------------------
                                FINANCIAL REPORTS

                                       AT

                                 MARCH 31, 2000
                      -------------------------------------

FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Auditor's Report                                                       1

Consolidated Balance Sheets at March 31, 2000 and 1999                            F-2

Consolidated Statements of Changes in Stockholders' Equity/(Deficit)
  for the Years Ended March 31, 2000, 1999, and 1998                              F-3

Consolidated Statements of Operations for the Years Ended
  March 31, 2000, 1999, and 1998                                                  F-4

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2000, 1999, and 1998                                                  F-5

Notes to the Consolidated Financial Statements                                F-6 - F-13

        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
  and Stockholders
FTM Media, Inc.
(Formerly Redwood Broadcasting, Inc.)
  and Subsidiary
  (A Delaware Corporation)
Scottsdale, Arizona


        We have audited the accompanying consolidated balance sheets of FTM Media, Inc. and Subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of changes in stockholders' equity/(deficit), operations and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTM Media, Inc. and Subsidiary as of March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon ultimately achieving profitable operations and raising additional equity capital. Achievement of the Company's business objectives is dependent upon, amongst other factors: attaining new customers, i.e., radio stations, the sale of radio advertising and e-commerce services, and the continued success of raising equity capital. The ability of the Company to recover its investment in Web site development technology for radio stations is dependent upon the future profitability of the Web site services it provides to its radio station customers. The outcome of these matters cannot be predicted at this time.


/s/

Rotenberg & Company, LLP
Rochester, New York
  June 20, 2000

FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

March 31,                                                          2000               1999
                                                               ------------       ------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                      $    405,353       $  2,027,833
Cash Held in Escrow from Private Placement Offering               5,183,225                 --
Accounts Receivable                                                  52,809                 --
Prepaid Expenses                                                     84,400             23,968
                                                               ------------       ------------
TOTAL CURRENT ASSETS                                              5,725,787          2,051,801

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION          1,991,372             70,499

OTHER ASSETS
Lease Deposits                                                      132,419             20,535
Website Development - In Progress                                        --            131,568
Goodwill - Net of Accumulated Amortization                        3,402,787             76,550
                                                               ------------       ------------
TOTAL ASSETS                                                   $ 11,252,365       $  2,350,953
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                               $  1,611,590       $    208,101
Accrued Payroll and Related Liabilities                             260,299             64,820
Short Term Notes Payable                                          3,350,000                 --
                                                               ------------       ------------
TOTAL LIABILITIES                                                 5,221,889            272,921

MINORITY INTEREST
Preferred Stock of Subsidiary                                            --            415,889
Common Stock of Subsidiary                                               --          2,771,261
                                                               ------------       ------------
TOTAL MINORITY INTEREST                                                  --          3,187,150
                                                               ------------       ------------
STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock - $.001 Par; 5,000,000 Shares Authorized;
    322,688 Issued and Outstanding                                      323                 --
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
9,574,139 Issued and Outstanding                                      9,574             25,278
Additional Paid-In-Capital                                       29,082,318                 --
Deficit                                                         (23,061,739)        (1,134,396)
                                                               ------------       ------------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                              6,030,476         (1,109,118)
                                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)           $ 11,252,365       $  2,350,953
                                                               ============       ============


    The accompanying notes are an integral part of this financial statement.


FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
--------------------------------------------------------------------------------

                                                                             Additional                     Total
                                               Par      Common   Preferred    Paid-In                   Stockholders'     Minority
                                    Shares    Value     Stock      Stock      Capital       Deficit    Equity/(Deficit)   Interest
                                   ---------  ------   --------  ---------   ----------   -----------  ----------------  ----------
BALANCE - MARCH 31, 1997           6,319,542  $0.004   $ 25,278      $--      $     --    $  (299,527)    $  (274,249)   $  377,819

Net Loss                                                     --       --            --        (20,224)        (20,224)       (2,037)
                                   ---------  ------   --------      ---      --------    -----------     -----------    ----------

BALANCE - MARCH 31, 1998           6,319,542   0.004     25,278       --            --       (319,751)       (294,473)      375,782

Increase in Liquidation Value
  of INRG's Preferred Stock               --      --         --       --            --             --              --         9,519

INRG Stock Subscribed for by
  Minority Shareholders                   --      --         --       --            --             --              --     2,883,897

Net Loss                                  --      --         --       --            --       (814,645)       (814,645)      (82,048)
                                   ---------  ------   --------      ---      --------    -----------     -----------    ----------

BALANCE - MARCH 31, 1999           6,319,542   0.004     25,278       --            --     (1,134,396)     (1,109,118)    3,187,150

INRG Stock Purchased by
  Minority Shareholders                   --      --         --       --            --             --              --       360,036

Warrant Exercised                     43,814   0.004        175       --          (175)            --              --            --

FTM Stock Issued to Employees
  for Compensation                   127,585   0.004        510       --       888,120             --         888,630       291,000

Reincorporation of FTM
in Delaware                               --      --    (19,471)      --        19,471             --              --            --
                                   ---------  ------   --------      ---      --------    -----------     -----------    ----------

--------------------------------------------------------------------------------

                                                                           Additional                     Total
                                              Par     Common   Preferred    Paid-In                   Stockholders'    Minority
                                   Shares    Value    Stock      Stock      Capital       Deficit    Equity/(Deficit)  Interest
                                  ---------  ------   ------   ---------  -----------   ------------ ---------------- -----------

FTM Stock Issued to Employees
for Compensation                     14,200   0.001       14       --         112,485             --         112,499           --

FTM Stock Issued for
Services Rendered                    23,059   0.001       23       --         138,331             --         138,354           --

Private Offering of Units at
$7.50 per Unit consisting of
Common Stock and Warrants,
Net of Offering Costs               892,493   0.001      892       --       6,442,540             --       6,443,432           --

Acquisition of Minority
Interest in INRG:
  Common Stock Distributed        2,153,446   0.001    2,153       --      19,648,042             --      19,650,195   (2,650,347)
  Preferred Stock Distributed        40,637   0.001       --       41         415,848             --         415,889     (415,889)

Private Offering at $5.85 per
Share, Net of Offering Costs        282,051   0.001       --      282       1,585,179             --       1,585,461           --

Increase in Liquidation Value
of Series A Preferred Stock              --      --       --       --          30,477             --          30,477           --

Series B Preferred Stock
Dividends                                --      --       --       --        (198,000)            --        (198,000)          --

Net Loss                                 --      --       --       --              --    (21,927,343)    (21,927,343)    (771,950)
                                  ---------  ------   ------     ----     -----------   ------------    ------------  -----------
BALANCE - MARCH 31, 2000          9,896,827  $0.001   $9,574     $323     $29,082,318   $(23,061,739)   $  6,030,476  $        --
                                  =========  ======   ======     ====     ===========   ============    ============  ===========


    The accompanying notes are an integral part of this financial statement.


FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

Year Ended March 31,                                       2000              1999              1998
--------------------                                   ------------       -----------       -----------
OPERATING REVENUE
Website Services                                       $    108,911       $        --       $        --
                                                       ------------       -----------       -----------
TOTAL REVENUE                                               108,911                --                --
                                                       ------------       -----------       -----------
OPERATING EXPENSES
Amortization Expense                                        448,201             1,963                --
Depreciation Expense                                        316,917             2,114                --
E-Commerce                                                  203,292                --                --
General and Administrative Expenses                       2,918,032           863,757            22,261
Impairment of Goodwill - INRG Acquisition                13,225,410                --                --
Selling and Marketing Expenses                              433,849                --                --
Website Development                                       5,150,322            21,705                --
                                                       ------------       -----------       -----------
TOTAL OPERATING EXPENSES                                 22,696,023           889,539            22,261
                                                       ------------       -----------       -----------
OPERATING LOSS BEFORE OTHER INCOME AND (EXPENSES)       (22,587,112)         (889,539)          (22,261)
                                                       ------------       -----------       -----------
OTHER INCOME AND (EXPENSES)
Interest Expense                                           (163,294)           (9,519)               --
Interest Income                                              51,113             2,365                --
                                                       ------------       -----------       -----------
Total Other Income and (Expenses)                          (112,181)           (7,154)               --
                                                       ------------       -----------       -----------
LOSS BEFORE MINORITY INTEREST                           (22,699,293)         (896,693)          (22,261)
Minority Interest                                          (771,950)          (82,047)           (2,037)
                                                       ------------       -----------       -----------
NET LOSS                                               $(21,927,343)      $  (814,646)      $   (20,224)
                                                       ============       ===========       ===========
Preferred Stock Dividends                              $    198,000       $        --       $        --
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS              $(22,125,343)      $  (814,646)      $   (20,224)
                                                       ============       ===========       ===========
LOSS PER COMMON SHARE - BASIC AND DILUTED              $     (2.898)      $    (0.129)      $    (0.003)
                                                       ============       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 7,635,134         6,319,542         6,319,542
                                                       ============       ===========       ===========


    The accompanying notes are an integral part of this financial statement.


FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------

Year Ended March 31,                                               2000              1999              1998
--------------------                                           ------------       -----------       -----------
NET LOSS                                                       $(21,927,343)      $  (814,646)      $   (20,224)

ADJUSTMENTS:
Amortization                                                        448,201             1,963                --
Impairment of Goodwill                                           13,225,410                --                --
Depreciation                                                        316,917             2,114                --
Minority Interest                                                  (771,950)          (82,047)           (2,037)
Increase in Liquidation Value - Minority Interest                        --             9,519                --
Increase in Liquidation Value of Series A Preferred Stock            30,477                --                --
Stock Issued for Employee Compensation                            1,292,129                --                --
Stock Issued for Services Rendered                                  138,354                --                --
CHANGES:
Accounts Receivable                                                 (52,809)               --                --
Prepaid Expenses                                                    (60,432)          (23,968)               --
Website Development Costs - In Process                              131,568          (131,568)               --
Lease Deposits                                                     (111,884)          (20,535)               --
Accounts Payable                                                  1,403,489           208,101                --
Accrued Expenses                                                    195,479            64,820                --
                                                               ------------       -----------       -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                         (5,742,394)         (786,247)          (22,261)
                                                               ------------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Purchases of Property and Equipment                         (2,237,790)          (72,613)               --
                                                               ------------       -----------       -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                         (2,237,790)          (72,613)               --
                                                               ------------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Sale of Common Stock and Units                  1,620,243                --                --
Net Proceeds from Sale of Preferred Stock                         1,585,461                --                --
Short Term Notes Payable                                          3,350,000                --            25,057
Preferred Stock Dividends                                          (198,000)               --                --
Common Stock Subscribed                                                  --         2,883,897                --
                                                               ------------       -----------       -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                          6,357,704         2,883,897            25,057
                                                               ------------       -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents             (1,622,480)        2,025,037             2,796

Cash and Cash Equivalents - Beginning of Year                     2,027,833             2,796                --
                                                               ------------       -----------       -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                        $    405,353       $ 2,027,833       $     2,796
                                                               ============       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for Taxes                            $      8,305       $        --       $        --
Cash Paid During the Year for Interest                         $     71,352       $        --       $        --
                                                               ============       ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

Year Ended March 31,                                               2000              1999              1998
--------------------                                           ------------       -----------       -----------
Conversion of Shareholder Loans to Capital in Subsidiary
in Subsidiary                                                   $        --           $--             $25,057

Issuance of Common Stock to Acquire Minority
Interest in INRG                                                $19,650,195           $--             $    --

Goodwill Recorded in Connection with the Acquisition
  of Minority Interest in INRG                                  $16,999,848           $--             $    --

Private Placement Subscriptions Received - Cash Held
in Escrow by Attorney                                           $ 5,183,225           $--             $    --

Increase in Liquidation Value of Series A
Preferred Stock                                                 $    30,477           $--             $    --

Decrease in Par Value of Common Stock
Due to the Recapitalization                                     $    19,471           $--             $    --

Stock Issued - Warrant Exercised                                $       175           $--             $    --


    The accompanying notes are an integral part of this financial statement.


FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A - SUMMARY OF TRANSACTION

         Pursuant to a Contribution Agreement effective March 31, 1999, Interactive Radio Group, Inc. (hereinafter "INRG"), a Delaware Corporation, became a majority owned subsidiary of Redwood Broadcasting, Inc., a Colorado Corporation (hereinafter "Redwood"). The transaction was treated as a reverse acquisition, whereby shareholders owning 90.85% of the INRG common stock received 1.25 shares of Redwood common stock for each contributed share of INRG common stock. As a result of the reverse acquisition, the historical operations of INRG were treated as the historical operations of Redwood.

         Effective July 19, 1999, Redwood changed its name to FTM Media, Inc. (hereinafter "FTM").

         Effective January 7, 2000, FTM, formerly a Colorado Corporation, became reincorporated as a Delaware Corporation, via a reincorporation merger.

         On January 7, 2000, FTM acquired the remaining shares represented by the minority interest of INRG. The transaction resulted in INRG being merged with and into FTM, with FTM being the surviving company. The transaction resulted in the remaining common shareholders of INRG receiving 1.25 shares of FTM common stock for each contributed share of INRG common stock. The merger was accounted for under the purchase method of accounting, effective September 22, 1999, which was the day of approval of the merger by the shareholders. Goodwill was recorded based on the difference between the fair value of the underlying net assets of the minority interest acquired and the fair value of the Company's common stock exchanged.

NOTE B - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         FTM MEDIA, INC.

         The Company was reincorporated under the laws of the state of Delaware on January 7, 2000 and is in the business of providing Internet Web sites to radio stations, focusing its efforts on the 25 largest U.S. markets. The Company's Web site services include Web site design, development, implementation, hosting, and management.

         The Company was formerly in the development stage, when its operations principally involved the raising of capital, market research, and start-up production. The Company now has seven Web sites operating and began receiving revenues from its Web site services during the fiscal year beginning April 1, 1999. It is therefore no longer considered to be in the development stage.

         INTERACTIVE RADIO GROUP, INC.

         INRG was formed on February 22, 1994 under the laws of the State of Delaware. The company was dormant until April 1, 1998 when it began its business of designing and hosting Internet Web sites for radio stations. INRG became a wholly owned subsidiary of FTM, effective September 22, 1999, as described in the Summary of Transaction, and was subsequently merged with and into FTM.


                                                                   - continued -



FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE B - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         CYBERMUSIC ACQUISITION CORP.

         Cybermusic Acquisition Corp. (hereinafter "Cybermusic") was formed on December 3, 1998 under the laws of the State of Delaware. Cybermusic was acquired by INRG and became its wholly owned subsidiary in December, 1998. It subsequently became a subsidiary of FTM as a result of the acquisition of INRG by FTM.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of FTM Media, Inc. and its wholly owned subsidiary, Cybermusic. All of the operations are carried out through FTM; Cybermusic has no operations. All significant intercompany balances and transactions have been eliminated in consolidation.

         SEGMENT DATA, GEOGRAPHIC INFORMATION, AND SIGNIFICANT CUSTOMERS

         The Company operates in one industry segment and will seek to generate revenues from its Web site services to radio stations in the 25 largest U.S. radio markets.

         METHOD OF ACCOUNTING

         The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

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

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits and accounts receivable. Cash is placed primarily in high quality short term interest bearing financial instruments. Management performs evaluations of accounts receivable and records an allowance for doubtful accounts when necessary.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

         WEB SITE DESIGN - IN PROGRESS

         Web site design - in progress represents costs incurred to develop Web sites for radio stations, including labor and materials. The costs were fully expensed during the fiscal year ended March 31, 2000, when the Company began receiving revenues from its Web site services.


                                                                   - continued -



FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE B - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         PROPERTY, EQUIPMENT AND DEPRECIATION

         Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

             Leasehold Improvements                               5 - 7 Years
             Computer Equipment                                   3 - 5 Years
             Office Furniture                                         5 Years
             Vehicles                                                 5 Years

         Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

         GOODWILL

         Goodwill is being amortized over five to ten years. See note E for additional information.

         EARNINGS (LOSS) PER COMMON SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the number of outstanding shares assuming conversion of all potentially dilutive stock options and warrants.

         The incremental shares related to outstanding warrants, stock options, convertible preferred stock, and convertible debt, as described in Note H, have been excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the company's net loss from operations.

         STOCK OPTIONS

         The company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, the Company's stock option and employee stock purchase plans qualify as noncompensatory plans. Consequently, no compensation expense is recognized.

         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company had no material deferred tax assets, net of allowances, or liabilities for the periods presented.

         RECLASSIFICATION

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.


                                                                   - continued -



FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C - CASH HELD IN ESCROW FROM PRIVATE PLACEMENT OFFERING

         As of March 31, 2000, the company held $5,183,225 in escrow in connection with a private placement. The company received all funds held in escrow between April and June of 2000.

         The company raised a total of $6,656,252 in this private placement, as of March 31, 2000, which closed in the spring of 2000. The company sold 892,493 units, each unit consisting of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $10.00 per share (subject to certain adjustments) and one Class B Warrant to purchase one share of common stock at an exercise price of $15.00 per share (subject to certain adjustments). $6,174,752 of the proceeds were received in the form of cash and $481,500 represented the conversion of bridge notes and the interest accrued thereon.

NOTE D - PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and consisted of the following:

         ------------------------------------------------------------------
         March 31,                                     2000            1999
         ------------------------------------------------------------------
         Leasehold Improvements                  $   80,879         $    --
         Computer Equipment                       1,980,144          56,548
         Office Furniture                           234,880          16,065
         Vehicles                                    14,500              --
         ------------------------------------------------------------------
                                                 $2,310,403         $72,613
         Less:  Accumulated Depreciation            319,031           2,114
         ------------------------------------------------------------------
         Net Property and Equipment              $1,991,372         $70,499
         ==================================================================

         Depreciation expense for the years ended March 31, 2000, 1999, and 1998 was $316,917, $2,114, and $-0-, respectively.

NOTE E - GOODWILL

         Goodwill in the amount of $16,999,848 was recorded in connection with the acquisition of the minority shareholders' interest in INRG on January 7, 2000, based on the difference between the fair value of FTM's common shares issued and the book value of the minority interest on September 22, 1999, which was the approval date of the merger by the shareholders. Subsequently, the goodwill was deemed to be impaired and written down to its fair value of $3,774,438, which is equal to the sum of the value of the INRG common shares issued in a private offering during Spring, 1999 plus the fair value of the INRG minority interest as of September 22, 1999. The impairment loss of $13,225,410 has been charged to operations. The fair value of the goodwill is being amortized over five years.

         Goodwill in the amount of $78,513 was recorded during the year ended March 31, 1999 upon the acquisition of a subsidiary and is being amortized over ten years.
         Goodwill consisted of the following:

         -------------------------------------------------------------------
         March 31,                                      2000            1999
         -------------------------------------------------------------------
         Goodwill                                $17,078,361         $78,513
         Less:  Impairment Loss                   13,225,410              --
         Less:  Accumulated Amortization             450,164           1,963
         -------------------------------------------------------------------
         Net Goodwill                            $ 3,402,787         $76,550
         ===================================================================


                                                                   - continued -



FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE E - GOODWILL - CONTINUED

         Amortization expense for the years ended March 31, 2000, 1999, and 1998 was $448,201, $1,963, and $-0-, respectively.

NOTE F - SHORT TERM NOTES PAYABLE

         The Company has multiple outstanding notes payable to individual investors that were issued as bridge loans in anticipation of capital raised in a private offering. These notes carry various maturity dates ending in May, 2000 and have terms of 180 days or less from the date of issue. $1,700,000 of the notes provide for monthly extensions by the Company for an indefinite period with interest payments of 1% per month, in addition to the regular interest payments. The notes totaled $3,350,000 at March 31, 2000 and carried various interest rates ranging from 6% to 10%. Some of the investors have the option to convert the notes to common stock while other of the investors have the option to convert the notes to units, consisting of common stock and warrants, at the price of either $8.00 or $7.50 respectively. Interest expense for the years ended March 31, 2000, 1999, and 1998 was $91,942, $-0-, and
         $-0-, respectively.

         Subsequent to March 31, 2000, the Company repaid $1,212,500 of the notes.

         The Company is currently in dispute with one of the investors over a $400,000 note, as to whether the Company is required to repay the note or whether the investor is required to convert it to common stock. The $400,000 note amount is included in the notes payable as of March 31, 2000.

NOTE G - MINORITY INTEREST

         The minority interest in INRG, acquired by FTM on January 7, 2000, had two components at March 31, 1999:

         1.    PREFERRED STOCK

               40,637 shares of Series A Preferred Stock with par value of $.001, recorded at the stock's liquidation value of $10 per share. Holders of the stock received one share of FTM's Series A Preferred Stock for each one share held of INRG's Preferred Stock at the time that FTM acquired the minority interest in INRG.

         2.    COMMON STOCK

               Common Stock and additional paid-in-capital in the amount of $2,771,261. Holders of the stock received 1.25 shares of FTM's common stock for each one share held of INRG's common stock at the time that FTM acquired the minority interest in INRG.

NOTE H - COMMON STOCK EQUIVALENTS

         At March 31, 2000, there were outstanding warrants to purchase 708,666 shares of the Company's common stock at various purchase prices ranging from $1.50 to $8.00. The common stock warrants expire on various dates beginning November 11, 2002 to January 10, 2003.

         In connection with the private placement described in Note C, there are 892,493 class A warrants outstanding to purchase one share of common stock for $10.00 (subject of readjustment) and 892,493 class B warrants outstanding to purchase one share of common stock for $15.00 (subject of readjustment). The class A and class B warrants have a three-year term.

         Additionally, there are warrants outstanding related to certain bridge notes that allow the purchase of 165,000 units at a price of $7.50 per unit. These warrants have a three-year term and expire between February 1, 2003 and March 1, 2003.

         The company also has stock options outstanding for 1,973,033 shares of common stock. See Note J for further information.

         In addition, some of the company's short term notes payable are convertible into common stock, and some of the Company's short term notes payable are convertible into units consisting of common stock and warrants. See Note F for additional information.

                                                                   - continued -



FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE I - PREFERRED STOCK

         Preferred stock consists of the following:

         --------------------------------------------------------------------------------------------------
                                                           Shares       Shares Outstanding
                                                         Authorized      at March 31, 2000        Per Value
         --------------------------------------------------------------------------------------------------
         Series A Preferred Stock                           50,000             40,367                .001
         Series B Convertible Preferred Stock              400,000            282,051                .001
         Undesignated Preferred Stock                    4,550,000                 --                .001
         ==================================================================================================

         The following rights pertain to the Series A Preferred Stock:

         i. The stock ranks senior to Common Stock and any other class or series of capital stock of the Company with respect to liquidation, dissolution, or winding up of the business.

         ii. Holders of the stock are not entitled to receive dividends or other distributions except on liquidation, dissolution, or winding up of the business.

         iii. Holders of the stock have the right to vote with the Common stockholders as a single class, unless the Delaware General Corporation Law requires the Series A Preferred stockholders to vote separately as a single class.

         iv. Holders have the option to convert their stock to Common shares with a fair market value equal to the Series A Preferred Stock liquidation value anytime after September 9, 2000.

         v. Holders may redeem their stock for cash equal to the liquidation value anytime after March 9, 2001. INRG may elect to redeem any or all of the outstanding shares of Series A Preferred Stock anytime, at the liquidation value.

         vi. The liquidation value of each share of Series A Preferred Stock is $10, increased with interest compounded annually at 7.5% through March 9, 2001. The Series A Preferred Stock liquidation value consisted of the following:

         --------------------------------------------------------------
         March 31,                                                 2000
         --------------------------------------------------------------
         Liquidation Value at Issuance                         $406,370
         Accrued Interest to Date                                39,996
         --------------------------------------------------------------
         Total Liquidation Value                               $446,366
         ==============================================================


                                                                   - continued -



FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE I - PREFERRED STOCK - CONTINUED

         The following rights pertain to the Series B Convertible Preferred
         Stock:

         i. The stock ranks senior to common stock and junior to Series A Preferred Stock with respect to dissolution, liquidation, or winding up of the business.

         ii. Holders of the stock are entitled to receive dividends at the rate of $.702 per share per year, payable on each semi-annual anniversary of the Series B issue date. The Company has the option to pay any dividend with 50% cash and 50% common stock.

         iii. Holders of the stock have no voting rights except for the minimum voting rights required by Delaware General Corporation Law and shall vote together with the common stock as a single class.

         iv. Holders have the right to convert their stock to common shares equal to the conversion rate. The conversion rate shall equal $5.85 divided by the conversion price. The conversion price shall equal $5.85 minus the aggregate amount of accrued dividends per share times .64103. Beginning June 15, 2000, the Company has the right to force the Series B holders to convert if the closing price of the stock is at least $8.35 per share for each of the preceding 20 trading days.

         iv. The liquidation value of each share of Series B Convertible Preferred Stock is $8.35 plus the amount of any accrued and unpaid dividends. The liquidation value at March 31, 2000 is $2,355,126. (282,051 shares outstanding x 8.35). There were no accrued or unpaid dividends.

NOTE J - EMPLOYEE STOCK OPTION PLAN

         Options covering an aggregate of 1,973,033 shares of FTM common stock have been granted as of March 31, 2000, which consisted of 973,033 shares of FTM common stock that were granted under the FTM Stock Option Plan and 1,000,000 shares of FTM common stock, which were converted from 800,000 shares of INRG common stock, under the INRG Stock Option Plan after the merger of INRG into FTM on January 7, 2000. 1,750,000 shares of common stock have been reserved for issuance under the FTM Stock Option Plan. The exercise price for the 1,973,033 outstanding options to common stock are as follows: 1,216,000 shares at $3 per share; 671,833 shares at $6 per share; and 85,200 shares at $7.50 per share.

NOTE K - INCOME TAXES

         The Company has $11,442,272 of consolidated net operating loss carryforwards for federal tax purposes as of March 31, 2000, which are available to offset future taxable income and expire during the years 2011 through 2020. The Company has fully reserved for any future tax benefits from the net operating loss carryforwards since it has not generated sufficient revenues to date.



FTM MEDIA, INC.
(FORMERLY REDWOOD BROADCASTING, INC.)
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE L - RELATED PARTY TRANSACTIONS

         The Company entered into a management agreement to pay consulting fees on a monthly basis to Ingenious Enterprises, Inc., a Nevada corporation, in the amount of $120,000 annually, beginning October 1, 1998, for the services provided by Ron Conquest, Chief Executive Officer of the Company. Such payments increased to $180,000 annually commencing on January 1, 2000. Consulting fees paid in accordance with this management agreement during the years ended March 31, 2000, 1999, and 1998 were $135,000, $60,000, and $-0-, respectively.

         The Company paid consulting fees totaling $270,000 during the year ended March 31, 2000 to various companies for services provided by members or former members of the Board of Directors, who are either owners or employees of the payee companies.

         The Company entered into a consulting agreement with the Chairman of the Board of Directors to provide him with 150,000 options to purchase common stock of the Company in exchange for his services.

         The Company borrowed $100,000 each from the Chairman and a member of the Board of Directors as part of the bridge loan financing included in Short Term Notes Payable, in exchange for notes convertible into common stock and 20,000 warrants at an exercise price of $8 per share. The Company repaid both of the notes by May, 2000.

NOTE M - CONTINGENCIES

         The Company's ability to continue as a going concern is dependent upon achieving profitable operations and raising additional equity capital. In addition to raising equity capital, achievement of the Company's business objectives is dependent upon, amongst other factors: attaining new customers, i.e., radio stations, the sale of radio advertising and e-commerce services, and the continued success of raising equity capital. The Company currently has seven Web sites up and running and six in development. The ability of the Company to recover its investment in Web site development technology is dependent upon the future profitability of the Web site services it provides to its customers. The outcome of these matters cannot be predicted at this time.

NOTE N - SUBSEQUENT EVENTS

         The following events occurred subsequent to March 31, 2000:

         1. The Company received funds during April through June, 2000 in the amount of $5,183,225 that had been held in escrow in connection with the private placement described in Note C.

         2. 22,223 shares of Series B Preferred Stock with a total face value of $130,005 were converted to an additional 17,332 units in a private placement.

         3. The Company issued an additional $60,000 in units in connection with a private placement.

         4.    The Company repaid $1,212,500 of notes payable.



