Form 10QSB
period 2000-06-30
FTM MEDIA INC
filed 2000-08-14
CIK 1004991

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                          COMMISSION FILE NO. 33-80321

FTM Media, Inc.
(Name of Small Business Issuer as specified in its charter)

Delaware                                       86-0997337
(State of Incorporation)                       (IRS Employer Identification No.)
6991 E. Camelback Road
Suite D103
Scottsdale, Arizona                            85251
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

YES [X]      NO [ ]



Issuer's revenues from continuing operations for its most recent fiscal quarter were $177,895.

As of August 8, 2000, the number of shares of Common Stock outstanding was 9,582,823 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Issuer was approximately $11,946,871.



Transitional Small Business Disclosure Format:

YES [ ]     NO [X]

FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Independent Auditor's Report                                                F-1

Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets at June 30, 2000
                  (unaudited) and March 31, 2000                            F-2

                  Consolidated Statements of Operations for the
                  three months ended June 30, 2000 and June 30, 1999
                  (unaudited)                                               F-3

                  Consolidated Statements of Cash Flows for the three
                  months ended June 30, 2000, and June 30, 1999
                  (unaudited)                                               F-4


         Notes to the Consolidated Financial Statements (unaudited)      F-5 - F-11

Item 2.  Management's Discussion and Analysis or Plan of Operations

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
  and Stockholders
FTM Media, Inc. and Subsidiary
(A Delaware Corporation)
Scottsdale, Arizona


         We have reviewed the accompanying consolidated balance sheet of FTM Media, Inc. and Subsidiary as of June 30, 2000 and the related consolidated statements of operations and cash flows for the three months ended June 30, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

         A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of FTM Media, Inc. and Subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000, and in our report dated June 20, 2000, we expressed an unqualified opinion on those consolidated financial statements.

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


Rotenberg & Company, LLP
Rochester, New York
  August 10, 2000



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                               June 30, 2000      March 31, 2000
                                                               -------------      --------------
                                                                (unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                       $  1,204,094        $    405,353
Cash Held in Escrow from Private Placement Offering                                    5,183,225
Accounts Receivable                                                  181,512              52,809
Prepaid Expenses                                                     174,629              84,400
Other Current Assets                                                   2,243
                                                                ------------        ------------
TOTAL CURRENT ASSETS                                               1,562,478           5,725,787

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION           2,153,310           1,991,372

OTHER ASSETS
Lease Deposits                                                       481,164             132,419
Goodwill - Net of Accumulated Amortization                         3,212,102           3,402,787
                                                                ------------        ------------
TOTAL ASSETS                                                    $  7,409,054        $ 11,252,365
                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                $  1,987,701        $  1,611,590
Accrued Payroll and Related Liabilities                              169,831             260,299
Short Term Notes Payable                                           2,230,979           3,350,000
                                                                ------------        ------------
TOTAL LIABILITIES                                                  4,388,511           5,221,889


STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock - $.001 Par; 5,000,000 Shares Authorized;
    300,465 and 322,688 Issued and Outstanding
     at June 30, 2000 and March 31, 2000, respectively                   301                 323
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
    9,582,821 and 9,574,139 Issued and Outstanding
    at June 30, 2000 and March 31, 2000, respectively                  9,582               9,574
Additional Paid-In-Capital                                        29,027,857          29,082,318
Deficit                                                          (26,017,197)        (23,061,739)
                                                                ------------        ------------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                               3,020,543           6,030,476
                                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)            $  7,409,054        $ 11,252,365
                                                                ============        ============



    The accompanying notes are an integral part of this financial statement.



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         3 months            3 months
                                                          ended                ended
                                                       June 30, 2000       June 30, 1999
                                                       -------------       -------------
                                                        (unaudited)         (unaudited)
OPERATING REVENUE
Website Services                                        $   177,895        $         0
                                                        -----------        -----------
TOTAL REVENUE                                           $   177,895        $         0
                                                        -----------        -----------
OPERATING EXPENSES
Website Development                                       1,586,059            509,504
Selling and Marketing Expenses                              101,718                  0
E-Commerce                                                   10,883                  0
General and Administrative Expenses                       1,099,851            741,724
Depreciation Expense                                        125,113             21,385
Amortization Expense                                        190,685                  0
                                                        -----------        -----------
TOTAL OPERATING EXPENSES                                  3,114,309          1,272,613
                                                        -----------        -----------

OPERATING LOSS BEFORE OTHER INCOME AND (EXPENSES)        (2,936,414)        (1,272,613)

OTHER INCOME AND (EXPENSES)
Interest Expense                                            (48,090)            (1,340)
Interest Income                                              29,046             11,723
                                                        -----------        -----------
Total Other Income and (Expenses)                           (19,044)            10,383
                                                        -----------        -----------
LOSS BEFORE MINORITY INTEREST                            (2,955,458)        (1,262,230)

Minority Interest                                                 0            324,071
                                                        -----------        -----------

NET LOSS                                                $(2,955,458)       $  (938,159)
                                                        ===========        ===========

LOSS PER COMMON SHARE                                   $    (0.308)       $    (0.148)
                                                        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 9,587,124          6,319,542
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


FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------


                                                                  3 months           3 months
                                                                    ended              ended
                                                                June 30, 2000      June 30, 1999
                                                                -------------      -------------
                                                                  (unaudited)        (unaudited)
NET LOSS                                                         $(2,955,458)       $  (938,159)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
         Amortization                                                190,685              1,963
         Depreciation                                                125,113             19,422
         Decrease in Capitalized Development Costs                        --            131,568
         Minority Interest                                                --           (324,071)

         Increase in Liquidation Value - Minority Interest                --              7,619
         Change in operating assets and liabilities
          Increase in Accounts Receivable                           (128,703)                --
          Increase in Prepaid Assets                                 (90,229)          (201,113)
          Increase in Deposits                                      (348,745)             8,875
          Increase in Other Current Assets                            (2,243)                --
          Increase in Accounts Payable                               376,111            133,952
          Decrease in Accrued Expenses                               (90,468)                --
                                                                 -----------        -----------
             Net cash flow from Operating Activities              (2,923,937)        (1,159,944)
                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Purchases of Property and Equipment                            (287,051)          (388,969)
                                                                 -----------        -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                            (287,051)          (388,969)

                                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Cash held in Escrow                              5,183,225                 --
Repayment of Interim Short Term Financing                         (1,212,500)                --
Net Proceeds from Other Short Term Financing                          94,479             84,892
Net Proceeds from Sale of Common Stock and Units                     (54,475)           360,036
Net Proceeds from Sale of Preferred Stock                                 --          1,565,005
Preferred Stock Dividends                                                 --           (187,800)
                                                                 -----------        -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                           4,010,729          1,822,133
                                                                 -----------        -----------


Net Increase in Cash and Cash Equivalents                            799,741            273,220

Cash and Cash Equivalents - Beginning of Quarter                     405,353          2,027,833
                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS - END OF QUARTER                       $ 1,204,094        $ 2,301,053
                                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Quarter for Interest                        $    67,725        $        --
                                                                 ===========        ===========



    The accompanying notes are an integral part of this financial statement.



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.       General

The accompanying unaudited financial statements of FTM Media, Inc. formerly Redwood Broadcasting, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 2000 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements are unaudited and reflect all adjustments which in the opinion of management are necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2000. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole. Factors which affect the comparability of financial data from year to year and the comparability for interim periods include the changes in goodwill.


2.       Nature of Operations and Summary of Significant Accounting Policies


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



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------



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



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------



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



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------



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

NOTE C - CASH HELD IN ESCROW FROM PRIVATE PLACEMENT OFFERING

         As of March 31, 2000, the company held $5,183,225 in escrow in connection with a private placement. The company received all funds held in escrow between April and June of 2000. During the quarter ended June 30, 2000 the company sold an additional 8,000 shares of this private placement, for which $60,000 was received in cash through this escrow.



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------



NOTE D - PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and consisted of the following:



         -----------------------------------------------------------------
                                                 6/30/00          3/31/00
         -----------------------------------------------------------------
         Leasehold Improvements                $  117,865       $   80,879
         Computer Equipment                     2,188,654        1,980,144
         Office Furniture                         273,463          234,880
         Vehicles                                  14,500           14,500
         -----------------------------------------------------------------
                                               $2,594,482       $2,310,403
         Less:  Accumulated Depreciation          441,172          319,031
         -----------------------------------------------------------------
         Net Property and Equipment            $2,153,310       $1,991,372
         =================================================================


         Depreciation expense for the quarters ended June 30, 2000, and 1999, was $125,113, and $19,422, respectively.

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

         Goodwill consisted of the following:

         -----------------------------------------------------------------
                                                6/30/00           3/31/00
         -----------------------------------------------------------------
         Goodwill                              $3,852,951       $3,852,951
         Less:  Accumulated Amortization          640,849          450,164
         -----------------------------------------------------------------
         Net Goodwill                          $3,212,102       $3,402,787
         =================================================================



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------



         Amortization expense for the quarters ended June 30, 2000, and 1999, was $190,685, and $1,963, respectively.


NOTE F - SHORT TERM NOTES PAYABLE

         The Company has multiple outstanding notes payable to individual investors that were issued as bridge loans in anticipation of capital raised in a private offering. These notes carry various maturity dates ending in May, 2000 and have terms of 180 days or less from the date of issue. $1,700,000 of the notes provide for monthly extensions by the Company for an indefinite period with interest payments of 1% per month, in addition to the regular interest payments. The notes totaled $3,350,000 at March 31, 2000 and carried various interest rates ranging from 6% to 10%. Some of the investors have the option to convert the notes to common stock while others of the investors have the option to convert the notes to units, consisting of common stock and warrants, at the price of either $8.00 or $7.50 respectively. Interest expense for the three months ended June 30, 2000 and 1999, was $48,090, and $-0-, respectively.

         During the three months ended June 30, 2000, the Company repaid $1,212,500 of the notes and extended $1,700,000.

         The Company is currently in dispute with one of the investors over a $400,000 note, as to whether the Company is required to repay the note or whether the investor is required to convert it to common stock. The $400,000 note amount is included in the notes payable as of March 31, 2000.

         The Company entered into an insurance premium financing agreement with AICCO which had a balance of $93,479 at June 30, 2000.



NOTE G - COMMON STOCK EQUIVALENTS

         At June 30, 2000, there were outstanding warrants to purchase 708,666 shares of the Company's common stock at various purchase prices ranging from $1.50 to $8.00. The common stock warrants expire on various dates beginning November 11, 2002 to January 10, 2003.

         In connection with the private placement described in Note C, there are 900,493 class A warrants outstanding to purchase one share of common stock for $10.00 (subject of readjustment) and 900,493 class B warrants outstanding to purchase one share of common stock for $15.00 (subject of readjustment). The class A and class B warrants have a three-year term.

         Additionally, there are warrants outstanding related to certain bridge notes that allow the purchase of 165,000 units at a price of $7.50 per unit. These warrants have a three-year term and expire between February 1, 2003 and March 1, 2003.

         The company also has stock options outstanding for 1,973,033 shares of common stock.



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------



NOTE G - COMMON STOCK EQUIVALENTS (continued)

         In addition, some of the company's short term notes payable are convertible into common stock, and some of the Company's short term notes payable are convertible into units consisting of common stock and warrants. See Note F for additional information.


NOTE H - PREFERRED STOCK

         Preferred stock consists of the following:



         --------------------------------------------------------------------------------------------------
                                                           Shares       Shares Outstanding
                                                         Authorized      at June 30, 2000        Per Value
         --------------------------------------------------------------------------------------------------
         Series A Preferred Stock                           50,000             40,367                .001
         Series B Convertible Preferred Stock              400,000            260,098                .001
         Undesignated Preferred Stock                    4,550,000                 --                .001
         ==================================================================================================


         The liquidation value of each share of Series A Preferred Stock is $10, increased with interest compounded annually at 7.5% through March 9, 2001. The Series A Preferred Stock liquidation value consisted of the following:

         ----------------------------------------------------------------
                                                            June 30, 2000
         ----------------------------------------------------------------
         Liquidation Value at Issuance                         $406,370
         Accrued Interest to Date                                47,559
         ----------------------------------------------------------------
         Total Liquidation Value                               $446,366
         ================================================================

         22,223 shares of Series B Preferred Stock with a total face value of $130,005 were converted to an additional 17,332 units in a private placement.


NOTE I- CONTINGENCIES

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



FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA
--------------------------------------------------------------------------------



        This Quarterly Report on Form 10-QSB, including information incorporated herein by reference, contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the section titled "Risk Factors" below, and all forward-looking statements are expressly qualified in their entirety by such factors. We do not undertake any obligation to update any forward-looking statements.

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

--      We have a history of losses.

        We have a history of operating losses, and an accumulated deficit of $26.0 million as of June 30, 2000. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the Internet and e-commerce markets.

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


        To date, we have covered our operating losses by borrowing cash and selling securities. We are currently in discussions with private parties regarding a $2 million bridge financing. If this bridge financing is concluded, we anticipate that this financing, together with our other available funds, will be sufficient to meet our needs for working capital for 90 days beyond the date of filing of this Report. Thereafter, we will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and securities may have rights, preferences and privileges senior to those securities that are being sold by the selling stockholders. There can be no assurance that the bridge financing or any additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our development plans, develop or enhance services or products, respond to competitive pressures, or continue operations.


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

        As of June 30, 2000, our executive officers, directors and principal stockholders beneficially owned 48.8% of our outstanding common stock. These stockholders will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Our principal business is providing Web sites to radio stations in the 25 largest U.S. markets, so that those radio stations can extend their brands and generate additional revenues. Our services include Web site design, development, implementation, hosting and management (our "Web site services"). We currently have seven Web sites operating, including Web sites for alternative rock stations KROQ in Los Angeles, LIVE105 in San Francisco, WHFS in Washington, D.C. and WBCN in Boston; B96, a contemporary hit Station in Chicago and news/talk stations KCBS in San Francisco and FMTALKi in Los Angeles. We have additional Web sites under development.

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


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2000 COMPARED TO JUNE 30, 1999

        Since our inception on February 22, 1994, we have had significant negative cash flows from our operations. For the three months ended June 30, 1999 and 2000, we used $1,159,944 and $2,923,937 of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities.

        For the three months ended June 30, 1999 and June 30, 2000, we used $388,969 and $287,051 in our investing activities. The use of these funds was almost entirely for computer equipment and software used in the production of web sites.

        Net cash provided by financing activities for the three months ended June 30, 1999 and 2000, was $1,822,133 and $4,010,729, respectively. Since inception, we have financed our operations primarily from the issuance of common stock, proceeds of notes payable and the sale of Series A Preferred Stock and Series B Preferred Stock. Funds provided by financing in the three months ended June 30, 1999 consisted of the issuance of preferred stock for $1,565,005 . Funds provided by financing activities for the three months ended June 30, 2000 consisted almost entirely of the receipt from escrow of $5,183,225 from the private placement of units of common stock and warrants, offset by the repayment of $1,212,500 of the short term financing obtained during the year ended March 31, 2000.

        We have entered into several non-cancelable lease commitments that will require payments of approximately $2,800,000 over the next five years.


         As of June 30, 2000, our principal source of Liquidity was $1,204,094 cash and receivables of $181,512. We are currently in discussions with private parties regarding a $2 million bridge financing. If this bridge financing is concluded, we anticipate that this financing, together with our other available funds, will be sufficient to meet our needs for working capital for 90 days beyond the date of filing of this Report. Thereafter, we will need to raise additional funds through public or private financing or other arrangements. We are also in discussions with private parties regarding a potential longer term financing transaction. There can be no assurance that the bridge financing or any additional financing we are seeking will be available on reasonable terms or at all. Failure to raise capital when needed could materially harm our business, financial conditions and results of operation and could result in our ceasing operations.

        Other than the foregoing and the risk factors discussed above, we know of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our short term liquidity or capital resources.

RESULTS OF OPERATIONS - JUNE 30, 1999 COMPARED TO JUNE 30, 2000

REVENUE. Revenue presently consists of money received from the sale of merchandise on our Web sites and the selling of advertising on such sites. Revenue was $0 for the three months ended June 30, 1999 and $177,895 for the three months ended June 30, 2000. The growth in revenue was attributable to the rollout of our first Web sites. Beginning in July, the Company began earning revenue related to recurring monthly fees for service from its radio station clients.

WEB SITE DEVELOPMENT AND E-COMMERCE COSTS. Web site development and E-commerce costs consist of our costs related to the development of our Web sites and costs related to the selling of goods from our Web sites. Web site development costs include expenses incurred by us to develop, enhance, manage, monitor and operate our Web sites and to develop new products. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on our Web sites. For the three months ended June 30, 1999, these costs were $509,504, and for the three months ended June 30, 2000, these costs were $1,596,942. These costs related primarily to the increase in staff necessary to the development of content and tools for our Web sites. E- Commerce costs consist mainly of the cost of the items sold, shipping and handling charges and salaries of E-commerce employees. For the year ended March 31, 1999, these costs were $0 and for the three months ended June 30, 2000 these costs increased to $10,883. This increase was due to the commencement of the selling of merchandise on our Web sites.

SALES AND MARKETING EXPENSE. Sales and Marketing expense includes expenses incurred by the Company to obtain and maintain client and advertiser relationships. These costs included salaries and fees paid to employees and consultants. For the three months ended June 30, 1999, Sales and Marketing expenses were $0 and for the three months ended June 30, 2000, Sales and Marketing expenses were 101,718, consisting primarily of costs associated with the development of client marketing programs and of new prototype marketing and advertising programs.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, rent and communications costs. Our general and administrative expenses increased from $741,724 for the three months ended June 30, 1999, to $1,099,851 for the three months ended June 30, 2000. The increase is primarily attributable to the increased size of our executive and administrative staff. Expenses related to personnel costs of our general and administrative personnel increased from $179,494 for the three months ended June 30, 1999, to $735,296 for the three months ended June 30, 2000. Legal and Accounting fees were $113,106 and $106,692 during the three months ended June 30, 1999 and June 30, 2000, respectively. Rent increased from $34,904 for the three months ended June 30, 1999, to $100,791 for the three months ended June 30, 2000, as the result of our move into a new production facility.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of tangible assets and software, using the straight-line method, over the estimated useful lives of the assets. Amortization expense includes intangible assets such as goodwill. For the three months ended June 30, 1999, depreciation and amortization expense was $21,385 and $315,798 for the three months ended June 30, 2000. The increases are primarily due to the growth of the Company and the need for much additional equipment, and the amortization of goodwill as a result of the acquisition of the minority interest in INRG.

OTHER EXPENSE. Interest expense increased from $1,340 to $48,090 for the three months ended June 30, 1999 and 2000, respectively. The increase relates to primarily to interest accrued on the bridge loan financing of $3,800,000.

        Inflation did not have a material effect on our operations for the three months ended June 30, 2000 and 1999. We have and will continue to attempt to mitigate the impact of cost increases by evaluating our suppliers, by increasing our effectiveness, and by adjusting our prices for services rendered and products sold. While we do not expect inflation to have a material impact on 2001 operations, there are no guarantees that future cost increases would not have an adverse impact.

       Other than the foregoing and the risk factors described above, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

       NET OPERATING LOSS CARRYFORWARDS - At March 31, 2000, we had a net operating loss carryforward for income tax purposes of approximately $11,442,272, which expires beginning in 2020. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that we may utilize to offset future taxable income.

FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

Part II - OTHER INFORMATION
--------------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

In a private placement offering closing on April 10, 2000, the Company issued 900,493 units, each unit consisting of one share of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $10.00 per share (subject to certain adjustments) and one Class B Warrant to purchase one share of common stock at an exercise price of $15.00 per share (subject to certain adjustments). $6,234,752 of the proceeds were received in the form of cash and $481,500 represented the conversion of bridge notes and the interest accrued thereon. The securities were sold to accredited individuals and institutional investors. The securities were sold by the Company in reliance on the exemption from registration provided pursuant to Rule 506 under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a.)     EXHIBITS.

           EXHIBIT NO.     TITLE
(1)            2.1         Agreement and Plan of Merger dated as of
                           September 24, 1999 by and between FTM Media, Inc., a
                           Delaware corporation, and Interactive Radio Group,
                           Inc., a Delaware corporation.

(1)            3.1         Certificate of Incorporation of FTM Media, Inc., a
                           Delaware corporation

(1)            3.2         Bylaws of FTM Media, Inc. a Delaware Corporation

(1)            4.1         Specimen Certificate of Common Stock

(1)            4.2         Interactive Radio Group, Inc. 1999 Stock Option Plan

(1)            4.3         FTM Media, Inc. 1999 Stock Option Plan

(2)            10.1        Stock Purchase Agreement with Andaman Investments,
                           Inc.

(3)            10.2        Contribution Agreement

(4)            10.3        Stock Purchase Agreement made as of May 25, 1999
                           relating to Series B Convertible Preferred Stock
                           between the Company and the parties listed on Exhibit
                           A thereto.

(5)            16.1        Letter on Change and Certifying Accountant

(6)             21         Subsidiaries of Registrant

(6)             27         Financial Data Schedule


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

(2) Incorporated by reference from the Company's Current Report on Form 8-K dated December 31, 1998 as filed with the Commission on January 14, 1999.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated March 29, 1999 as filed with the Commission on April 15, 1999.

(4) Incorporated by reference from the Company's Current Report on Form 8-K dated June 15, 1999 as filed with the Commission on June 29, 1999.

(5) Incorporated by reference from the Company's Current Report on Form 8-K dated May 17, 1999 as filed with the Commission on May 19, 1999.

(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 as filed with the Commission on June 29, 2000.


(b.)     REPORTS ON FORM 8-K

         A report on Form 8-K was filed April 13, 2000 to announce the closing of the first round of the current phase of equity financing as the company had achieved its first milestone.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

        FTM MEDIA, INC.



Dated:   August 11, 2000                      By /s/ RON CONQUEST
                                               ---------------------------------
                                               Ron Conquest
                                               Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



Signature and Title                                                    Dated
-------------------                                                    -----
/s/ RON CONQUEST                                                   August 11, 2000
---------------------------------
Ron Conquest
Chief Executive Officer and Director


/s/ SUE CAMPBELL JONES                                             August 11, 2000
---------------------------------
Sue Campbell Jones
Controller/Secretary