Form 10QSB/A
period 2000-06-30
FTM MEDIA INC
filed 2000-08-23
CIK 1004991

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                   AMENDMENT 1


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

As of August 21, 2000, the number of shares of Common Stock outstanding was 9,582,823 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Issuer was approximately $14,094,072.



Transitional Small Business Disclosure Format:

YES [ ]     NO [X]

                              EXPLANATORY STATEMENT


This Form 10-QSB/A of FTM Media, Inc. amends the Quarterly Report on Form 10-QSB of the Registrant for the Registrant's quarterly period ended June 30, 2000. Specifically, this Form 10-QSB/A amends Statement F-2, Consolidated Balance Sheet, and Statement F-4, Consolidated Statement of Cash Flow. Consequently, this form also amends Item 2, "Management's Discussion and Analysis of Financial condition and Results of Operations", as incorporated into the Form 10-QSB, as follows:

In the "LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2000 COMPARED TO JUNE 30, 1999" discussion, the cash used for operations is amended to read $3,442,610 instead of $2,923,937. In the same section, as of June 30, 2000, our principal source of Liquidity was $685,421 cash and receivables of $181,512 instead of $1,204,094 cash and receivables of $181,512.

FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                June 30, 2000     March 31, 2000
                                                                -------------     --------------
                                                               (unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                      $    685,421       $    405,353
Cash Held in Escrow from Private Placement Offering               5,183,225
Accounts Receivable                                                 181,512             52,809
Prepaid Expenses                                                    174,629             84,400
Other Current Assets                                                  2,243
                                                               ------------       ------------
TOTAL CURRENT ASSETS                                              1,043,805          5,725,787

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION          2,153,310          1,991,372

OTHER ASSETS
Lease Deposits                                                      481,164            132,419
Goodwill - Net of Accumulated Amortization                        3,212,102          3,402,787
                                                               ------------       ------------
TOTAL ASSETS                                                   $  6,890,381       $ 11,252,365
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                               $  1,469,028       $  1,611,590
Accrued Payroll and Related Liabilities                             169,831            260,299
Short Term Notes Payable                                          2,230,979          3,350,000
                                                               ------------       ------------
TOTAL LIABILITIES                                                 3,869,838          5,221,889

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock - $.001 Par; 5,000,000 Shares Authorized;
    300,465 and 322,688 Issued and Outstanding
     at June 30, 2000 and March 31, 2000, respectively                  301                323
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
    9,582,821 and 9,574,139 Issued and Outstanding
    at June 30, 2000 and March 31, 2000, respectively                 9,582              9,574
Additional Paid-In-Capital                                       29,027,857         29,082,318
Deficit                                                         (26,017,197)       (23,061,739)
                                                               ------------       ------------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                              3,020,543          6,030,476
                                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)           $  6,890,381       $ 11,252,365
                                                               ============       ============




    The accompanying notes are an integral part of this financial statement.



                                    - F-2 -

FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED STATEMENTS OF CASH FLOWS
RECONCILIATION OF NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES
--------------------------------------------------------------------------------


                                                                3 months           3 months
                                                                  ended              ended
                                                              June 30, 2000       June 30, 1999
                                                              -------------       -------------
                                                               (unaudited)        (unaudited)
NET LOSS                                                        $(2,955,458)      $  (938,159)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
         Amortization                                               190,685             1,963
         Depreciation                                               125,113            19,422
         Decrease in Capitalized Development Costs                     --             131,568
         Minority Interest                                             --            (324,071)

         Increase in Liquidation Value - Minority Interest             --               7,619
         Change in operating assets and liabilities
           Increase in Accounts Receivable                         (128,703)             --
           Increase in Prepaid Assets                               (90,229)         (201,113)
           Increase in Deposits                                    (348,745)            8,875
           Increase in Other Current Assets                          (2,243)             --
           Decrease in Accounts Payable                            (142,562)          133,952
           Decrease in Accrued Expenses                             (90,468)             --
                                                                -----------       -----------
              Net cash flow from Operating Activities            (3,442,610)       (1,159,944)
                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Purchases of Property and Equipment                           (287,051)         (388,969)
                                                                -----------       -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                           (287,051)         (388,969)
                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from Cash held in Escrow                             5,183,225              --
Repayment of Interim Short Term Financing                        (1,212,500)             --
Net Proceeds from Other Short Term Financing                         93,479            84,892
Net Proceeds from Sale of Common Stock and Units                    (54,475)          360,036
Net Proceeds from Sale of Preferred Stock                              --           1,565,005
Preferred Stock Dividends                                              --            (187,800)
                                                                -----------       -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                          4,009,729         1,822,133
                                                                -----------       -----------
Net Increase in Cash and Cash Equivalents                           280,068           273,220

Cash and Cash Equivalents - Beginning of Quarter                    405,353         2,027,833
                                                                -----------       -----------
CASH AND CASH EQUIVALENTS - END OF QUARTER                      $   685,421       $ 2,301,053
                                                                ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Quarter for Interest                       $    67,725       $      --
                                                                ===========       ===========


    The accompanying notes are an integral part of this financial statement.

                                     - F-4 -

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                             FTM MEDIA, INC.



Dated:   August 21, 2000                      By /s/ RON CONQUEST
                                                 ------------------------------
                                                 Ron Conquest
                                                 Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



Signature and Title                                            Dated
-------------------                                            -----

/s/ RON CONQUEST                                           August 21, 2000
------------------------------------
Ron Conquest
Chief Executive Officer and Director



/s/ SUE CAMPBELL JONES                                     August 21, 2000
-------------------------------------
Sue Campbell Jones
Controller/Secretary