Form 10QSB
period 2000-09-30
FTM MEDIA INC
filed 2000-11-15
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

YES [X]      NO [ ]



Issuer's revenues from continuing operations for its most recent fiscal quarter were $147,097.

As of November 7, 2000, the number of shares of Common Stock outstanding was 9,582,821 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Issuer was approximately $1,708,795.



Transitional Small Business Disclosure Format:

YES [ ]     NO [X]








FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION
                                                              I
Independent Accountant's Report 						F-1

Item 1.		Consolidated Financial Statements

     			Consolidated Balance Sheets at September 30, 2000
     			(unaudited) and March 31, 2000	 			F-2

			Consolidated Statements of Operations for the
			three months ended September 30, 2000 (unaudited) and
			September 30, 1999 (unaudited) and the six
			months ended September 30, 2000 (unaudited)
			and September 30, 1999 (unaudited)			F-3

			Consolidated Statements of Cash Flows for the six
			months ended September 30, 2000, (unaudited) and
			September 30, 1999 (unaudited)				F-4


		Notes to the Consolidated Financial Statements (unaudited)
      									 F-5 - F-11

Item 2.		Management's Discussion and Analysis on Plan of Operations

Part II.	OTHER INFORMATION

Item 1.		Legal Proceedings

Item 2.		Changes in Securities

Item 6.		Exhibits and Reports on Form 8-K

Signatures


















			INDEPENDENT ACCOUNTANT'S REPORT




To the Board of Directors
and Stockholders
FTM Media, Inc. and Subsidiary
(A Delaware Corporation)
Scottsdale, Arizona


	We have reviewed the accompanying consolidated balance sheet of FTM Media, Inc. and Subsidiary as of September 30, 2000 and the related consolidated statements of operations for the three and six month periods ended September 30, 2000 and 1999, the consolidated statements of cash flows for the six months ended September 30, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

	The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suspended operations on Cotober 13, 2000 due to cash restrictions and the uncertainty of their ability to obtain additional funding. The Company's ability to continue as a going concern is dependent upon obtaining such funding and ultimately achieving profitable operations and raising additional equity capital. Achievement of the Company's business objectives is dependent upon, amongst other factors: attaining new customers, i.e., radio stations, the sale of radio advertising and e-commerce services, and the continued success of raising equity capital. The ability of the Company to recover its investment in Web site development technology for radio stations is dependent upon the future profitability of the Web site services it provides to its radio station customers. The outcome of these matters cannot be predicted at this time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

	Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

	We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of FTM Media, Inc. and Subsidiary as of March 31, 2000 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000 (not included herein), and in our report dated June 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any auditing procedures since the date of our report.

/s/ Rotenberg & Company, LLP
Rotenberg & Company, LLP
Rochester, New York
November 14, 2000
                                     - F-1 -

FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


         				     September 30, 2000  March 31, 2000
  					     -------------       ------------
                                                 (unaudited)          (audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                         ( $   66,168)     $   405,353
Cash Held in Escrow from Private Placement Offering          0        5,183,225
Accounts Receivable  				       197,195          52,809
Prepaid Expenses                                       132,102   	84,400
Other Current Assets					 4,217	             0
                                                  ------------     -----------
TOTAL CURRENT ASSETS                                   267,346	     5,725,787

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED
 DEPRECIATION                                        2,018,321	     1,991,372

OTHER ASSETS
Lease Deposits                                         450,389	       132,419
Goodwill - Net of Accumulated Amortization           3,084,979	     3,402,787
                                                   -----------     -----------
TOTAL ASSETS                                        $ 5,821,035	  $ 11,252,365
                                                    ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                  $  1,898,912   $   1,611,590
Accrued Payroll and Related Liabilities                542,858	       260,299
Short Term Notes Payable                             3,168,942	     3,350,000
                                                     ---------     -----------
TOTAL LIABILITIES                                    5,610,712	     5,221,889


STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock - $.001 Par; 5,000,000 Shares Authorized;
    300,465 and 322,688 Issued and Outstanding
    at Sept 30, 2000 and March 31, 2000, respective       301   	   323
Common Stock - $.001 Par; 50,000,000 Shares Authorized;
    9,582,821 and 9,574,139 Issued and Outstanding
    at Sept 30, 2000 and March 31, 2000, respectively   9,582            9,574
Additional Paid-In-Capital                         29,027,857	    29,082,318
Deficit                                           (28,827,417)     (23,061,739)
						 ------------	   ------------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                  210,323	     6,030,476
                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY/(DEFICIT)                             $  5,821,035	  $ 11,252,365
                                                 ============     ============




    The accompanying notes are an integral part of this financial statement.


FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                       	     3 months       3 months      6 months      6 months
         	               ended          ended         ended         ended
                              9/30/00        9/30/99       9/30/00       9/30/99
	                    --------   -----------   ------------   ------------
                         (unaudited)   (unaudited)    (unaudited)    (unaudited)
OPERATING REVENUE
Website Services        $    147,097  $		 0    $   324,992   $	       0
                        ------------  ------------   ------------   ------------
TOTAL REVENUE           $    147,097  $          0    $	  324,992   $          0
                        ------------  ------------   ------------   ------------
OPERATING EXPENSES
Website Development   	   1,531,801	   738,408	3,117,860      1,243,942
Selling and Marketing
   Expenses      	     168,824		 0	  270,542	       0
E-Commerce                    14,174             0	   25,057	       0
General and Administrative
   Expenses                  985,829       786,976	2,085,680      1,532,669
Depreciation Expense          79,397	    92,334        204,510    	 107,830
Amortization Expense  	     127,123    	 0	  317,808	   5,889
                        ------------  ------------   ------------   ------------
TOTAL OPERATING EXPENSES   2,907,148	 1,617,718	6,021,457      2,890,330
                         -----------  ------------   ------------   ------------
OPERATING LOSS BEFORE OTHER
 INCOME AND (EXPENSES)    (2,760,051)   (1,617,718)    (5,696,465)   (2,890,330)

OTHER INCOME AND (EXPENSES)
Interest Expense 	     (51,000)	    (8,959)	  (99,090)	(18,197)
Interest Income                  831        15,836	   29,877	  35,457
                         ------------  ------------   ------------   ----------
Total Other Income and
   (Expenses)                (50,169)	     6,877	  (69,213)	  17,260
                         ------------  ------------   ------------   ----------
LOSS BEFORE
    MINORITY INTEREST     (2,760,051)   (1,610,841)    (5,765,678)   (2,873,070)

Minority Interest 	     	   0       432,808          	0        771,950
                        ------------  ------------   ------------   ------------

NET LOSS                $(2,760,051)  $(1,178,033)   $(5,765,678)   $(2,101,120)
	                ============   ===========   ============   ============

LOSS PER COMMON SHARE    $  ( 0.288)    $(  0.182)    $ (  0.631)    $ (  0.327)
                        ============   ===========   ============   ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     9,582,821     6,456,070	9,137,939      6,430,150
                        ============   ===========   ============   ============




    The accompanying notes are an integral part of this financial statement.


                         FTM MEDIA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                       6 months        6 months
                                                         ended           ended
                                                        9/30/00         9/30/99
                                                    (unaudited)     (unaudited)

OPERATING ACTIVITIES

Net Income (loss) 			             ($5,765,678)  ($2,101,120)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation                                       204,510	 7,830
      Amortization				         317,808         5,889
      Decrease in Capitalized development costs		       0       131,568
      Minority Interest 				       0      (771,950)
      Increase in liquidation value - minority interest	       0        15,239
      Changes in Operating Assets & Liabilities
       Increase in Accounts Receivable		        (144,386)	     0
       Increase in Prepaid assets  			       0      (297,712)
       Increase in Notes Receivable 		         (47,702)     (986,100)
       Decrease in Deposits  			        (317,970)        8,875
       Increase in Other Current Assets		          (4,217)	     0
       Increase in Accounts Payable  		         287,322     1,209,273
       Decrease in Accrued Expenses  		         282,559       (64,820)
                                                       ---------   ------------

              Net Cash Flow from Operating Activities (5,187,754)   (2,743,028)

INVESTMENT ACTIVITIES

Acquisition of Fixed Assets  			        (231,459)   (1,706,274)

Financing Activities

  Net proceeds from cash held in escrow		        5,183,225	     0
  Repayment of interim  short term financing	       (1,212,500)           0
  Net proceeds from other short term financing	        1,031,442	64,555
  Private Placement - Common Stock of subsidiary                0      360,036
  Net proceeds from sale of common stock and units	  (54,475)           0
  Private Placement - Sale of Preferred Stock                   0    1,599,998
  Issuance of Stock to Employees                                0      986,100
  Payment of Preferred Dividends                                0     (192,000)
                                                 ---------------   ------------

              Net Cash Flow from financing    	        4,947,692    2,818,698
                                                 ---------------   ------------

Net increase in Cash and Cash Equivalents                (471,521)   (1,630,612)
Cash and Cash Equivalents beginning of year  	          405,353     2,027,833
Cash and Cash Equivalents end of quarter                  (66,168)      397,221


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Quarter for Interest               $   9,090    $   18,197
                                                       ==========    ==========


FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.       General

The accompanying unaudited financial statements of FTM Media, Inc., formerly Redwood Broadcasting, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at March 31, 2000 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

	 The Company suspended operations subsequent to the end of the quarter due to cash restrictions, and is seeking partners to continue operations. The ability of the Company to recover its investment in Web site development technology is dependent upon the company resuming operations. The outcome of these matters cannot be predicted at this time.


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

         PROPERTY, EQUIPMENT AND DEPRECIATION

         Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:


             Leasehold Improvements                               5 - 7 Years
             Computer Equipment                                   3 - 5 Years
             Office Furniture                                         5 Years
             Vehicles                                                 5 Years

         Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.
						- F-6 -
FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------
GOODWILL

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


FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
--------------------------------------------------------------------------------
NOTE C - PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and consisted of the following:


         ------------------------------------------------------------------
						    9/30/00	    3/31/00
         ------------------------------------------------------------------

         Leasehold Improvements                  $  119,028	  $  80,879
         Computer Equipment                       2,130,908	  1,980,144
         Office Furniture                           267,994	    234,880
         Vehicles                                    14,500          14,500
         ------------------------------------------------------------------
                                                 $2,532,431 	$ 2,310,403
         Less:  Accumulated Depreciation            514,109	    319,031
         ------------------------------------------------------------------
         Net Property and Equipment              $2,018,321	$ 1,991,372
         ==================================================================


         Depreciation expense for the six months ended September 30, 2000, and 1999, was $204,510, and $107,830, respectively.

NOTE D - GOODWILL

          Goodwill consisted of the following:

         -------------------------------------------------------------------
         					    9/30/00         3/31/00
         -------------------------------------------------------------------

         Goodwill                                $ 3,852,951     $ 3,852,951
         Less:  Accumulated Amortization             767,972         450,164
         -------------------------------------------------------------------
         Net Goodwill                            $ 3,084,979     $ 3,402,787
         ===================================================================

         Amortization expense for the six months ended September 30, 2000, and 1999 was $317,808, and $5,889, respectively.

NOTE E - SHORT TERM NOTES PAYABLE

         The Company has multiple outstanding notes payable to individual investors that were issued as bridge loans in anticipation of capital raised in a private offering. These notes carry various maturity dates ending in May, 2000 and have terms of 180 days or less from the date of issue. $1,700,000 of the notes provide for monthly extensions by the Company for an indefinite period with interest payments of 1% per month, in addition to the regular interest payments. The notes totaled $3,350,000 at March 31, 2000 and carried various interest rates ranging from 6% to 10%. Some of the investors have the option to convert the notes to common stock while others of the investors have the option to convert the notes to units, consisting of common stock and warrants, at the price of either $8.00 or $7.50 respectively. Interest expense for the six months ended September 30, 2000, and 1999, was $99,090, and $18,197, respectively.

- F-8 -
FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
-------------------------------------------------------------------------------
	 During the six months ended September 30, 2000, the Company repaid
	 $1,212,500   of the notes and extended $1,700,000.

	 The Company is currently in dispute with one of the investors over a $400,000 note, as to whether the Company is required to repay the note or whether the investor is required to convert it to common stock. The $400,000 note amount is included in the notes payable as of March 31, 2000.

	 During the six months ended September 30, 2000, the company raised an additional $975,000 through senior promissory notes. These notes carried an additional consideration of 50% coverage through warrants.

	 The Company entered into an insurance premium financing agreement with AICCO which had a balance of $56,442 at September 30, 2000.



NOTE F- CONTINGENCIES

         The Company's ability to continue as a going concern is dependent upon achieving profitable operations and raising additional equity capital. In addition to raising equity capital, achievement of the Company's business objectives is dependent upon, amongst other factors: attaining new customers, i.e., radio stations, the sale of radio advertising and e-commerce services, and the continued success of raising equity capital. The Company suspended operations subsequent to the end of the quarter due to cash restrictions, and is seeking partners to continue operations. The ability of the Company to recover its investment in Web site development technology is dependent upon the company resuming operations. The outcome of these matters cannot be predicted at this time.


NOTE G-	 MATERIAL SUBSEQUENT EVENTS

	 On October 13, 2000 the Company suspended operations due to cash restrictions and the uncertainty of their ability to obtain additional funding. Management is currently trying to negotiate with third parties for the sale or merger of the Company or to provide operating capital to restart operations. If these negotiations are not successful within thirty (30) days of the date of this report, your Company will file for protection under Federal Bankruptcy Law. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and securities may have rights, preferences and privileges senior to those securities that are being sold by the selling stockholders. There can be no assurance that the bridge financing or any additional financing will be available on terms favorable to us or at all. If the Company files for Bankruptcy shareholders and investors could loose all ownership or the percentage ownership of current shareholders will be dramatically reduced to little or nothing.

	 The Company is currently in dispute with one of the investors over a $400,000 note, as to whether the Company is required to repay the note or whether the investor is required to convert it to common stock. The $400,000 note amount is included in the notes payable as of March 31, 2000. On November 2, 2000, Cohanzick obtained a judgment against the Company and is seeking a writ of attachment.

	 The company is in default under the terms and conditions of its office lease in Burbank, California. As such, the landlord may exercise its right to offset the company's lease deposits in the amount of $297,221.03. The Company disputes this number and the landlord's right to do so.

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



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Prior to suspension of operations our principal business has been providing Web sites to radio stations in the 25 largest U.S. markets, so that those radio stations can extend their brands and generate additional revenues. Our services include Web site design, development, implementation, hosting and management (our "Web site services"). We currently have developed seven Web sites, including Web sites for alternative rock stations KROQ in Los Angeles, LIVE105 in San Francisco, WHFS in Washington, D.C. and WBCN in Boston; B96, a contemporary hit Station in Chicago and news/talk stations KCBS in San Francisco and FMTALKi in Los Angeles. Only four of these sites continue to operate. Prior to suspension of operations there were additional Web sites under development.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2000 COMPARED TO
SEPTEMBER 30, 1999

        Since our inception on February 22, 1994, we have had significant negative cash flows from our operations. For the six months ended September 30, 2000 and 1999, we used $5,182,879 and $2,743,028 of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities.

        For the six months ended September 30, 2000 and 1999, we used
$231,879 and $1,706,274 in our investing activities. The use of these funds was almost entirely for computer equipment and software used in the production of web sites.

        Net cash provided by financing activities for the six months ended September 30, 2000 and 1999, was $4,947,692 and $2,818,698, respectively.
Since inception, we have financed our operations primarily from the issuance of common stock, proceeds of notes payable and the sale of Series A Preferred Stock and Series B Preferred Stock. Funds provided by financing in the six months ended September 30, 1999 consisted of the issuance of preferred stock for $1,565,005 . Funds provided by financing activities for the six months ended September 30, 2000 consisted almost entirely of the receipt from escrow of $5,183,225 from the private placement of units of common stock and warrants, offset by the repayment of $1,212,500 of the short term financing obtained during the year ended March 31,2000.

        We have entered into several non-cancelable lease commitments that will require payments of approximately $2,800,000 over the next five years.

	As of September 30, 2000 we were in a cash shortfall, with cash of ($66,168) and receivables of $197,195. Until operations were suspended, we had covered our operating losses by borrowing cash and selling securities.

	On October 13, 2000 your Board of Directors suspended operations because the Company ran out of cash. Management is currently trying to negotiate with third parties for the sale or merger of the Company or to provide operating capital to restart operations. If these negotiations are not successful within thirty (30) days of the date of this report, your Company will file for protection under Federal Bankruptcy Law. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced and securities may have rights, preferences and privileges senior to those securities that are being sold by the selling stockholders. There can be no assurance that the bridge financing or any additional financing will be available on terms favorable to us or at all. If the Company files for Bankruptcy shareholders and investors could loose all ownership or the percentage ownership of current shareholders will be dramatically reduced to little or nothing.

RESULTS OF OPERATIONS - SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 2000

REVENUE. Revenue presently consists of money received from the sale of merchandise on our Web sites and the selling of advertising on such sites. Revenue was $0 for the six months ended September 30, 1999 and $324,992 for the six months ended September 30, 2000. The growth in revenue was attributable to the rollout of our first Web sites. Beginning in July, the Company began earning revenue related to recurring monthly fees for service from its radio station clients.

WEB SITE DEVELOPMENT AND E-COMMERCE COSTS. Web site development and E-commerce costs consist of our costs related to the development of our Web sites and costs related to the selling of goods from our Web sites. Web site development costs include expenses incurred by us to develop, enhance, manage, monitor and operate our Web sites and to develop new products. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on our Web sites. For the six months ended September 30, 1999, these costs were $1,243,942, and for the six months ended September 30, 2000, these costs were $3,117,860. These costs related primarily to the increase in staff necessary to the development of content and tools for our Web sites.

SALES AND MARKETING EXPENSE. Sales and Marketing expense includes expenses incurred by the Company to obtain and maintain client and advertiser relationships. These costs included salaries and fees paid to employees and consultants. For the six months ended September 30, 1999, Sales and Marketing expenses were $0 and for the six months ended September 30, 2000, Sales and Marketing expenses were $270,542, consisting primarily of costs associated with the development of client marketing programs and of new prototype marketing and advertising programs.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, rent and communications costs. Our general and administrative expenses increased from $1,532,669 for the six months ended September 30, 1999, to $2,085,680 for the six months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of tangible assets and software, using the straight-line method, over the estimated useful lives of the assets. Amortization expense includes intangible assets such as goodwill. For the six months ended September 30, 1999, depreciation and amortization expense was $107,830 and $5,889 for the six months ended September 30, 2000. The increases are primarily due to the growth of the Company and the need for much additional equipment, and the amortization of goodwill as a result of the acquisition of the minority interest in INRG.

OTHER EXPENSE. Interest expense increased from $18,197 to $99,090 for the six months ended September 30, 1999 and 2000, respectively. The increase relates to primarily to interest accrued on the bridge loan financing of $3,800,000.

        Inflation did not have a material effect on our operations for the six months ended September 30, 2000 and 1999. We have and will continue to attempt to mitigate the impact of cost increases by evaluating our suppliers, by increasing our effectiveness, and by adjusting our prices for services rendered and products sold. While we do not expect inflation to have a material impact on 2001 operations, there are no guarantees that future cost increases would not have an adverse impact.

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

FTM MEDIA, INC.
AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA

Part II - OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS

On May 26, 2000 Cohanzick Partners LP ("Cohanzick") filed a lawsuit against us in the United States District Court for the Southern District of New York. Cohanzick alleges that the Company has failed to honor a $400,000 promissory note that the company executed in favor of Cohanzick. Cohanzick seeks repayment of the note, along with the accrued interest thereon and legal fees and reasonable costs. On November 2, 2000, Cohanzick obtained a judgement against the Company and is seeking a writ of attachment.

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



Signature and Title                                                    Dated
-------------------                                                    -----

/s/ RON CONQUEST                                                November 13, 2000
---------------------------------
Ron Conquest
Chief Executive Officer and Director




/s/ SUE CAMPBELL JONES                                          November 13, 2000
---------------------------------
Sue Campbell Jones
Controller/Secretary