Form 10QSB
period 2000-12-31
FTM MEDIA INC
filed 2001-02-14
CIK 1004991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                          COMMISSION FILE NO. 33-80321

                                 FTM Media, Inc.
           (Name of Small Business Issuer as specified in its charter)

        Delaware                                          86-0997337
(State of Incorporation)                       (IRS Employer Identification No.)

                              23233 North Pima Road
                                 Number 113-157
                            Scottsdale, Arizona 85255
               (Address of principal executive offices) (Zip Code)

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

                               YES [X]     NO [ ]

Issuer's revenues from continuing operations for its most recent fiscal quarter were $4,111.

As of February 7, 2001, the number of shares of Common Stock outstanding was 9,592,821 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Issuer was approximately $196,491.

                 Transitional Small Business Disclosure Format:

                               YES [ ]     NO [X]

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Independent Accountant's Report                                              1

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets at December 31, 2000
            (unaudited) and March 31, 2000 (audited)                         2

            Consolidated Statements of Operations for the three
            months ended December 31, 2000 (unaudited) and
            December 31, 1999 (unaudited) and the nine months
            ended December 31, 2000 (unaudited) and December 31,
            1999 (unaudited)                                                 3

            Consolidated Statements of Cash Flows for the nine
            months ended December 31, 2000, (unaudited) and
            December 31, 1999 (unaudited)                                    4

         Notes to the Consolidated Financial Statements (unaudited        5 - 10

Item 2.  Management's Discussion and Analysis or Plan of Operations         10

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              13

Item 3.  Defaults Upon Senior Securities                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
and Stockholders
FTM Media, Inc. and Subsidiary
(A Delaware Corporation)
Scottsdale, Arizona

     We have reviewed the accompanying consolidated balance sheet of FTM Media, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations for the three and nine month periods ended December 31, 2000 and 1999, the consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company curtailed operations on October 13, 2000 due to cash restrictions and the uncertainty of their ability to obtain additional funding. The Company's ability to continue as a going concern is dependent upon obtaining such funding and ultimately achieving profitable operations and raising additional equity capital. Achievement of the Company's business objectives is dependent upon, amongst other factors: attaining new customers, i.e., radio stations, the sale of radio advertising and e-commerce services, and the continued success of raising equity capital. The ability of the Company to recover its investment in Web site development technology for radio stations is dependent upon the future profitability of the Web site services it provides to its radio station customers. The outcome of these matters cannot be predicted at this time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

/s/ Rotenberg & Company, LLP
-----------------------------------
Rotenberg & Company, LLP
Rochester, New York
February 14, 2001

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                     ASSETS
                                                  Dec. 31, 2000   Mar. 31, 2000
                                                   ------------    ------------
CURRENT ASSETS                                      (Unaudited)       (Audited)

Cash and Cash Equivalents                          $      6,642    $    405,353
Cash Held in Escrow from Private
  Placement Offering                                         --       5,183,225
Accounts Receivable                                      60,174          52,809
Prepaid Expenses                                         84,252          84,400
                                                   ------------    ------------

TOTAL CURRENT ASSETS                                    151,068       5,725,787

Property Net of Accumulated Depreciation              1,889,444       1,991,372

OTHER ASSETS
Lease Deposits                                           86,544         132,419
Goodwill - Net of Accumulated Amortization            2,894,294       3,402,787
                                                   ------------    ------------

TOTAL ASSETS                                       $  5,021,350    $ 11,252,365
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                   $  2,305,970    $  1,611,590
Accrued Payroll and Related Liabilities                 661,419         260,299
Short Term Notes Payable                              3,194,252       3,350,000
                                                   ------------    ------------

TOTAL LIABILITIES                                     6,161,641       5,221,889

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock - $.001 Par; 5,000,000 Shares
Authorized; 300,465 and 322,688 Issued and
Outstanding at December 31, 2000 and March 31,
2000, respectively                                          301             323

Common Stock - $.001 Par; 50,000,000 Shares
Authorized; 9,592,821 and 9,574,139 Issued and
Outstanding at December 31, 2000 and March 31,
2000, respectively                                        9,592           9,574

Additional Paid-In-Capital                           29,037,847      29,082,318
Deficit                                             (30,188,031)    (23,061,739)
                                                   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                 (1,140,291)      6,030,476

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                   $  5,021,350    $ 11,252,365
                                                   ============    ============

    The accompanying notes are an integral part of this financial statement.

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                     3 Months       3 Months       9 Months       9 Months
                                                      Ended           Ended          Ended         Ended
                                                     12/31/00       12/31/99       12/31/00       12/31/99
                                                    -----------    -----------    -----------    -----------
                                                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
OPERATING REVENUE
Website Services                                    $     4,111    $    45,659    $   329,103    $    45,659
                                                    -----------    -----------    -----------    -----------

TOTAL REVENUE                                             4,111         45,659        329,103         45,659

OPERATING EXPENSES
Website Development                                     247,357      1,166,693      3,365,217      2,484,530
Selling and Marketing Expenses                               --             --        270,542             --
E-Commerce                                                   --         86,745         25,057        113,437
General and Administrative Expenses                     756,587        856,658      2,842,267      2,283,445
Depreciation Expense                                    119,096        115,024        323,606        228,743
Amortization Expense                                    190,685             --        508,493             --
                                                    -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES                              1,313,725      2,225,120      7,335,182      5,110,155

OPERATING LOSS BEFORE OTHER INCOME AND (EXPENSES)    (1,309,614)    (2,179,461)    (7,006,079)    (5,064,496)

OTHER INCOME AND (EXPENSES)
Interest Expense                                        (51,000)       (62,917)      (150,090)      (112,331)
Interest Income                                              --         94,134         29,877         98,374
                                                    -----------    -----------    -----------    -----------

Total Other Income and (Expenses)                       (51,000)       (31,218)      (120,213)       (13,958)
                                                    -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                        (1,360,614)    (2,210,679)    (7,126,292)    (5,078,454)

Minority Interest                                            --        655,289             --      1,425,239
                                                    -----------    -----------    -----------    -----------

NET LOSS                                            $(1,360,614)   $(1,555,390)   $(7,126,292)   $(3,653,215)

LOSS PER COMMON SHARE                               $    (0.142)   $    (0.242)   $    (0.743)   $    (0.573)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                           9,586,502      6,439,498      9,584,965      6,379,811

    The accompanying notes are an integral part of this financial statement.

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           9 months          9 months
                                                            ended              ended
                                                         Dec. 31, 2000     Dec. 31, 1999
                                                          -----------       -----------
                                                          (unaudited)         (unaudited)
OPERATING ACTIVITIES
Net Income (Loss)                                         $(7,126,292)      $(3,653,215)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation                                              323,606           228,743
    Amortization                                              508,493                --
    Decrease in Capitalized Development Costs                      --           131,568
    Minority Interest                                              --        (1,425,239)
    Increase in Liquidation Value - Minority Interest              --            22,858
    Changes in Operating Assets & Liabilities                      --                --
      Increase in Accounts Receivable                          (7,365)          (24,208)
      Increase in Prepaid assets                                  148          (176,260)
      Increase in Notes Receivable                                 --        (1,193,700)
      Increase in Deposits                                     45,875           (81,638)
      Increase in Accounts Payable                            694,380           958,478
      Increase in Other Accrued Liabilities                   401,120           (23,022)
      Increase in Short Term Notes Payable                         --            82,636
                                                          -----------       -----------

         Net Cash Flow from Operating Activities           (5,160,035)       (5,152,999)

INVESTING ACTIVITIES
Cash Purchases of property and equipment                     (221,678)       (2,099,300)

FINANCING ACTIVITIES
Private Placement - Stock                                   5,183,225         2,010,034
Private Placement - Notes                                          --         2,460,000
Repayment of Interim Short Term Financing                  (1,212,500)               --
Net Proceeds from Other Short Term Financing                1,056,752                --
Net Proceeds from Sale of Common Stock and Units              (44,475)        1,353,054
Payment of Preferred Dividends                                     --          (198,000)
                                                          -----------       -----------

         Net Cash Flow from Financing Activities            4,983,002         5,625,088

Net Decrease in Cash and Cash Equivalents                    (398,711)       (1,627,212)
Cash and Cash Equivalents - Beginning of Year                 405,353         2,027,833
Cash and Cash Equivalents - End of Period                       6,642           400,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid Year to Date for Interest                            99,090           112,331

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

     The Company curtailed operations on October 13, 2000 due to cash flow restrictions and filed for Bankruptcy pursuant to a petition for Chapter XI reorganization on February 8, 2001. The case is pending in United States Bankruptcy Court for the District of Arizona as case number 01-01382-ECF-RJH. The Company anticipates immediately entering into an agreement for post petition financing with FTM Investors, LLC. Upon completion of said post petition financing the Company will continue operations, on an expanded, but still limited basis. The results of the Company resuming operations cannot be predicted at this time and will be dependant on many factors including but not limited to the Company's ability to raise additional capital and reorganize itself during the Chapter XI Bankruptcy proceedings.

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

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


     Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

     GOODWILL

     Goodwill is being amortized over five to ten years. See note D for additional information.

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

     The incremental shares related to outstanding warrants, stock options, convertible preferred stock, and convertible debt have been excluded from the computation of diluted earnings per share due to their antidilutive effect as a result of the company's net loss from operations.

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

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consisted of the following:

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


                                                   12/31/00       3/31/00
                                                  ----------     ----------
     Leasehold Improvements                       $  109,247     $   80,879
     Computer Equipment                            2,129,421      1,980,144
     Office Furniture                                256,140        234,880
     Vehicles                                         14,500         14,500
                                                  ----------     ----------
                                                  $2,509,309     $2,310,403
     Less: Accumulated Depreciation                  619,865        319,031
                                                  ----------     ----------
     Net Property and Equipment                   $1,889,444     $1,991,372
                                                  ==========     ==========

     Depreciation expense for the nine months ended December 31, 2000, and 1999, was $323,606, and $228,743, respectively.

NOTE D - GOODWILL

     Goodwill consisted of the following:

                                                   12/31/00       3/31/00
                                                  ----------     ----------
     Goodwill                                     $3,852,951     $3,852,951
     Less:  Accumulated Amortization                 958,657        450,164
                                                  ----------     ----------
     Net Goodwill                                 $2,894,294     $3,402,787
                                                  ==========     ==========

     Amortization expense for the nine months ended December 31, 2000, and 1999 was $508,493, and $0, respectively.

NOTE E - SHORT TERM NOTES PAYABLE

     The Company has multiple outstanding notes payable to individual investors that were issued as bridge loans in anticipation of capital raised in a private offering. These notes carry various maturity dates ending in May, 2000 and have terms of 180 days or less from the date of issue. $1,700,000 of the notes provide for monthly extensions by the Company for an indefinite period with interest payments of 1% per month, in addition to the regular interest payments. The notes totaled $3,350,000 at March 31, 2000 and carried various interest rates ranging from 6% to 10%. Some of the investors have the option to convert the notes to common stock while others of the investors have the option to convert the notes to units, consisting of common stock and warrants, at the price of either $8.00 or $7.50 respectively. Interest expense for the nine months ended December 31, 2000 and 1999 was $150,090 (including an accrual of $51,000) and $112,331, respectively.

     During the nine months ended December 31, 2000, the Company repaid $1,212,500 of the notes and extended $1,700,000. In addition during the second quarterly period ending September 30, 2000 the Company raised an additional $1,200,000 in the form of bridge notes. Currently the Company is in default on all notes payable pursuant to the terms and conditions of each individual note. All of the notes carry an additional consideration of coverage in the form of warrants to purchase FTM common stock.

     The Company is currently in dispute with one of the investors over a $400,000 note, as to whether the Company is required to repay the note or whether the investor is required to convert it to common stock. The

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


     $400,000 note amount is included in the notes payable as of December 31, 2000. The Note Holder has obtained a judgment against the Company in both New York and California which has been stayed by the Company as a result of its Chapter XI filing.

     The Company entered into an insurance premium financing agreement with AICCO which had a balance of $31,132 at December 31, 2000.

NOTE F - CONTINGENCIES

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

NOTE G - OTHER MATTERS

     The Company curtailed operations on October 13, 2000 due to cash flow restrictions and filed for Bankruptcy pursuant to a petition for Chapter XI reorganization on February 8, 2001. The Company anticipates immediately entering into an agreement for post-petition financing with FTM Investors, LLC. Upon completion of said post-petition financing the Company will continue operations, on an expanded, but still limited basis. The results of the expanded operations cannot be predicted at this time and will be dependant on many factors including but not limited to the Company's ability to form additional capital and reorganize itself during the Chapter XI Bankruptcy proceedings.

     The Company is currently in dispute with one of the investors over a $400,000 note, as to whether the Company is required to repay the note or whether the investor is required to convert it to common stock. The $400,000 note amount is included in the notes payable as of March 31, 2000. On November 2, 2000, Cohanzick obtained a judgment against the Company and is seeking a writ of attachment against the Company's assets in the State of California.

     The company has ceased making the payments required under the terms and conditions of its office leases in Burbank, California and Scottsdale, Arizona. As such, the landlords may exercise their rights, including possibly an attempt to offset the company's lease deposits or terminate the lease. The Scottsdale landlord purported to terminate that lease prior to the bankruptcy filing. All action against the company and its property has been stayed by the bankruptcy filing. The company is assessing its rights with respect to all of its leases and any actions that have been taken by its landlords.

     On November 22, 2000 a group of approximately 60 employees filed Suit in the Superior Court of California, County of Los Angeles seeking lost wages and other damages resulting from their employment with the Company. The Company disputes these claims and has filed counterclaims against the plaintiffs in that action. It will seek to have the proceedings removed to the Federal Bankruptcy Court and transferred to Phoenix, Arizona to be adjudicated in conjunction with the Company's Chapter XI proceedings.

     On October 4, 2000 Greg Mastroieni and Robert Wilson resigned as consultants and as Directors of the Company. On November 13, 2000, David Kendrick, President and Chief Operating Officer of the Company, resigned. On December 12, 2000, Frank Wood, Robert Buziak, John Gehron and Andy Schuon resigned as Directors of the Company.

     On January 24, 2001, Glenn Kramer was appointed a President and Chief Operating Officer of the Company.

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


                Special Note Regarding Forward-looking Statements

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that may cause actual results to differ from forward-looking statements and projections include, for example:

     * the results of our Bankruptcy proceedings for reorganization under Chapter 11, which were filed on February 8, 2001;

     * our ability to complete post-petition financing with FTM Investors, LLC to provide us with sufficient working capital for operating activities;

     *    our ability to maintain relationships with our current customers;

     *    obtaining new customers, particularly radio stations;

     *    the sale of radio advertising and e-commerce services;

     *    the effect of changing economic conditions;

     *    our ability to ultimately obtain equity capital; and

     * other risks which may be described in our future filings with the SEC. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You must read the following discussion on the financial condition and results of operations of the Company in conjunction with our condensed financial statements, including the notes elsewhere in this Form 10-QSB filing. Historical results are not necessarily an indicator of trends in operating results for any future period.

OVERVIEW

     Prior to curtailing our operations our principal business had been providing Web sites to radio stations in the 25 largest U.S. markets, so that those radio stations can extend their brands and generate additional revenues. Our services include Web site design, development, implementation, hosting and management (our "Web site services"). We currently have developed seven Web sites, including Web sites for alternative rock stations KROQ in Los Angeles, LIVE105 in San Francisco, WHFS in Washington, D.C. and WBCN in Boston; B96, a contemporary hit Station in Chicago and news/talk stations KCBS in San Francisco and FMTALKi in Los Angeles. None of these sites continues to operate. Prior to curtailment of operations there were additional Web sites under development.

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 2000 COMPARED TO
DECEMBER 31, 1999

     Since our inception on February 22, 1994, we have had significant negative cash flows from our operations. For the nine months ended December 31, 2000 and 1999, we used $5,160,035 and $5,152,999 of cash, respectively, in our operations. Cash used in operating activities in each period resulted primarily from net losses in those periods, offset by non-cash charges and changes in current assets and liabilities.

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


     For the nine months ended December 31, 2000 and 1999, we used $221,678 and $2,099,300 in our investing activities. The use of these funds was almost entirely for computer equipment and software used in the production of web sites.

     Net cash provided by financing activities for the nine months ended December 31, 2000 and 1999, was $4,983,002 and $5,625,088, respectively. Since inception, we have financed our operations primarily from the issuance of common stock, proceeds of notes payable and the sale of Series A Preferred Stock and Series B Preferred Stock. Funds provided by financing in the nine months ended December 31, 1999 consisted of the issuance of preferred stock for $1,565,005. Funds provided by financing activities for the nine months ended December 31, 2000 consisted almost entirely of the receipt from escrow of $5,183,225 from the private placement of units of common stock and warrants, offset by the repayment of $1,212,500 of the short term financing obtained during the year ended March 31,2000.

     The Company entered into several non-cancelable lease commitments that required payments of approximately $2,700,000 over the next five years. These leases will be rejected as part of the Chapter XI Bankruptcy proceedings. The Company may seek to negotiate a new lease for a portion of the Burbank offices as an alternative to relocating its offices.

     The Company curtailed operations on October 13, 2000 due to cash flow restrictions and filed for Bankruptcy pursuant to a petition for Chapter XI reorganization on February 8, 2001. The Company anticipates immediately entering into an agreement for post-petition financing with FTM Investors, LLC. Upon completion of said post-petition financing the Company will continue limited operations. The results of the expanded operations cannot be predicted at this time and will be dependant on many factors including but not limited to the Company's ability to raise additional capital and reorganize itself during the Chapter XI Bankruptcy proceedings.

RESULTS OF OPERATIONS - DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 2000

     REVENUE. Revenue consisted of money received from the sale of merchandise on our Web sites and the selling of advertising on such sites. Revenue was $45,659 for the nine months ended December 31, 1999 and $329,103 for the nine months ended December 31, 2000. The growth in revenue was attributable to the rollout of our first Web sites. Beginning in July, the Company began earning revenue related to recurring monthly fees for service from its radio station clients.

     WEB SITE DEVELOPMENT AND E-COMMERCE COSTS. Web site development and E-commerce costs consist of our costs related to the development of our Web sites and costs related to the selling of goods from our Web sites. Web site development costs include expenses incurred by us to develop, enhance, manage, monitor and operate our Web sites and to develop new products. These costs consist primarily of salaries and fees paid to employees and consultants to develop and maintain the software and information contained on our Web sites. For the nine months ended December 31, 1999, these costs were $2,484,530, and for the nine months ended December 31, 2000, these costs were $3,365,217. These costs related primarily to the increase in staff necessary to the development of content and tools for our Web sites.

     SALES AND MARKETING EXPENSE. Sales and Marketing expense includes expenses incurred by the Company to obtain and maintain client and advertiser relationships. These costs included salaries and fees paid to employees and consultants. For the nine months ended December 31, 1999, Sales and Marketing expenses were $0 and for the nine months ended December 31, 2000, Sales and Marketing expenses were $270,542, consisting primarily of costs associated with the development of client marketing programs and of new prototype marketing and advertising programs.

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of compensation for personnel and, to a lesser extent, fees for professional services, rent and communications costs. Our general and administrative expenses increased from $2,283,445 for the nine months ended December 31, 1999, to $2,842,267 for the nine months ended December 31, 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense includes depreciation of tangible assets and software, using the straight-line method, over the estimated useful lives of the assets. Amortization expense includes intangible assets such as goodwill. For the nine months ended December 31, 1999, depreciation and amortization expense was $228,743 and $832,099 for the nine months ended December 31, 2000. The increases are primarily due to the growth of the Company and the need for much additional equipment, and the amortization of goodwill as a result of the acquisition of the minority interest in INRG.

     OTHER EXPENSE. Interest expense increased from $112,331 to $150,090 for the nine months ended December 31, 1999 and 2000, respectively. The increase relates to primarily to interest accrued on the bridge loan financing of $3,800,000.

     Inflation did not have a material effect on our operations for the nine months ended December 31, 2000 and 1999. We have and will continue to attempt to mitigate the impact of cost increases by evaluating our suppliers, by increasing our effectiveness, and by adjusting our prices for services rendered and products sold. While we do not expect inflation to have a material impact on 2001 operations, there are no guarantees that future cost increases would not have an adverse impact.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     BANKRUPTCY FILING. The Company curtailed operations on October 13, 2000 due to cash flow restrictions and filed for Bankruptcy pursuant to a petition for Chapter XI reorganization on February 8, 2001. The Company anticipates immediately entering into an agreement for post-petition financing with FTM Investors, LLC. Upon completion of said post-petition financing the Company will continue operations on a limited basis. The results of the expanded operations cannot be predicted at this time and will be dependent on many factors, including but not limited to, the Company's ability to form additional capital and reorganize itself during the Chapter XI Bankruptcy proceedings.

     COHANZICK PARTNERS LP LITIGATION. On May 26, 2000 Cohanzick Partners LP Cohanzick") filed a lawsuit against us in the United States District Court for the Southern District of New York. Cohanzick alleges that the Company has failed to pay a $400,000 promissory note that the Company executed in favor of Cohanzick. Cohanzick seeks repayment of the note, along with the accrued interest thereon and legal fees and reasonable costs. On November 2, 2000, Cohanzick obtained a judgment against the Company and is seeking a writ of attachment against the Company's assets in the State of California. The attachment proceedings are stayed as a result of the Chapter XI Bankruptcy proceedings.

     EMPLOYEE LAWSUIT. On November 22, 2000 a group of approximately 60 employees filed Suit in the Superior Court of California, County of Los Angeles seeking lost wages and other damages resulting from their employment with the Company. The Company disputes these claims and has filed counterclaims against

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


the plaintiffs in that action. It will seek to have the proceedings removed to the Federal Bankruptcy Court and transferred to Phoenix, Arizona to be adjudicated in conjunction with the Company's Chapter XI proceedings.

     VENDOR LAWSUITS. The Company was also sued in the Superior Court of California, County of Los Angeles by two vendors, Lightray Productions, Inc. and Bowne of Los Angeles, Inc. These suits seek to recover claims of $30,187.50 and $9,359.00, respectively. Both actions have been stayed by the bankruptcy filing.

ITEM 2. CHANGES IN SECURITIES

     On October 31, 2000, 10,000 common shares were issued to Intesec LLC as payment for consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     RESIGNATIONS OF DIRECTORS AND OFFICERS. On October 4, 2000, Greg Mastroieni and Robert Wilson resigned as consultants and as Directors of the Company. On November 13, 2000, David Kendrick, President and Chief Operating Officer of the Company resigned. On December 12, 2000, Frank Wood, Robert Buziak, John Gehron and Andy Schuon resigned as Directors of the Company.

     APPOINTMENT OF NEW PRESIDENT AND COO. On January 24, 2001, Glenn Kramer was appointed a President and Chief Operating Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

     Exhibit No.    Title
     -----------    -----
         2.1        Agreement and Plan of Merger dated as of September 24, 1999 by and between FTM Media, Inc., a Delaware corporation, and
                    Interactive Radio Group, Inc., a Delaware corporation.(1)
         3.1        Certificate of Incorporation of FTM Media, Inc., a Delaware
                    corporation(1)
         3.2        Bylaws of FTM Media, Inc. a Delaware Corporation(1)
         4.1        Specimen Certificate of Common Stock(1)
         4.2        Interactive Radio Group, Inc. 1999 Stock Option Plan(1)
         4.3        FTM Media, Inc. 1999 Stock Option Plan(1)
         10.1       Stock Purchase Agreement with Andaman Investments, Inc.(2)
         10.2       Contribution Agreement(3)
         10.3       Stock Purchase Agreement made as of May 25, 1999 relating to
                    Series B Convertible Preferred Stock between the Company and the parties listed on Exhibit A thereto.(4)
         16.1       Letter on Change and Certifying Accountant(5)
         21         Subsidiaries of Registrant(6)
         27         Financial Data Schedule(6)

----------
(1) Incorporated by reference from the Company's Registration Statement under the Securities Act of 1933 on Form S-4 as filed with the Commission on October 5, 1999, and amended on December 31, 1999, January 4, 2000, and January 18, 2000.
(2) Incorporated by reference from the Company's Current Report on Form 8-K dated December 31, 1998 as filed with the Commission on January 14, 1999.
(3) Incorporated by reference from the Company's Current Report on Form 8-K dated March 29, 1999 as filed with the Commission on April 15, 1999.

FTM MEDIA, INC. AND SUBSIDIARY
(A DELAWARE CORPORATION)
SCOTTSDALE, ARIZONA


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

(b) REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed by the Company during the Quarter ended December 31, 2000.

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.


Signature and Title                                                 Dated
-------------------                                                 -----

/s/ RON CONQUEST                                               February 14, 2001
---------------------------------
Ron Conquest
Chief Executive Officer, Secretary and Director